Form 10QSB
period 1999-09-30
FIRST SOUTH BANCORP INC
filed 1999-11-15
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission File Number 000-28037

                            FIRST SOUTH BANCORP, INC.
                     (Exact Name of Small Business Issuer )

                                 SOUTH CAROLINA
                            (State of Incorporation)

                                   57-1086258
                      (IRS Employer Identification Number)

                               1450 Reidville Road
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                           (Issuer's Telephone Number)




Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 915, 861 shares outstanding on September 30, 1999.

Transitional Small Business Disclosure Format (Check one)  YES [ ]   N0 [X]

                            FIRST SOUTH BANCORP, INC

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Balance Sheet..........................................     3

                  Statement of Operations................................     4

                  Statement of Comprehensive Income......................     5

                  Statement of Cash Flows................................     6

                  Notes to Unaudited Statements..........................     7


         Item 2.  Management's Discussion and Analysis...................  8-16


Part II -         OTHER INFORMATION


         Item 2.  Changes in Securities and Use of Proceeds..............    17

         Item 6.  Exhibits and Reports on Form 8-K.......................    17


SIGNATURE         .......................................................    18

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                            FIRST SOUTH BANCORP, INC.

                           Consolidated Balance Sheet

                                                                                             (Unaudited)
                                                                                             September 30               December 31
                                                                                                 1999                      1998
                                                                                                 ----                      ----
Assets
Cash & due from banks ..........................................................             $  1,320,846              $    870,340
Due from banks - interest bearing ..............................................                   12,551                 1,535,000
Federal funds sold .............................................................                5,490,000                 2,815,000
Investment securities ..........................................................               10,449,120                10,585,262
Loans ..........................................................................               49,357,675                35,859,212
     Allowance for loan losses .................................................                 (700,000)                 (575,000)
                                                                                             ------------              ------------
Loans - net ....................................................................               48,657,675                35,284,212
Property & equipment, net ......................................................                2,782,330                 2,894,116
Other assets ...................................................................                1,143,874                   486,883
                                                                                             ------------              ------------

         Total assets ..........................................................             $ 69,856,396              $ 54,470,813
                                                                                             ============              ============

Liabilities
Deposits
Noninterest-bearing ............................................................             $  3,339,199              $  3,213,126
Interest-bearing ...............................................................               52,885,083                38,733,974
                                                                                             ------------              ------------
         Total deposits ........................................................               56,224,282                41,947,100
Other liabilities ..............................................................                2,894,130                 1,958,878
                                                                                             ------------              ------------
         Total liabilities .....................................................               59,118,412                43,905,978

Shareholders' equity
Common stock - no par value;
         20,000,000 authorized - issued 915,861 ................................                4,579,305                 4,578,795
Additional paid-in capital .....................................................                6,488,411                 6,487,737
Accumulated deficit ............................................................                 (198,138)                 (490,801)
Accumulated other comprehensive income/(loss) ..................................                 (131,594)                  (10,896)
                                                                                             ------------              ------------
         Total shareholders' equity ............................................               10,737,984                10,564,835

         Total liabilities and shareholders' equity ............................             $ 69,856,396              $ 54,470,813
                                                                                             ============              ============

                            FIRST SOUTH BANCORP, INC.

                      Consolidated Statement of Operations

                                                                                                    (Unaudited)
                                                                                            Period ended September 30,
                                                                                            --------------------------
                                                                                 Three Months                      Nine Months
                                                                                 ------------                      -----------
                                                                              1999           1998             1999            1998
                                                                              ----           ----             ----            ----
                                                                                     (Dollars in thousands, except per share)
Interest income
     Loans, including fees .......................................           $1,110           $766           $2,913           $2,070
     Investment securities .......................................              160            140              484              364
     Federal funds sold ..........................................               69             85              153              209

     Total interest income .......................................            1,339            991            3,550            2,643

Interest expense
     Deposits and borrowings .....................................              677            565            1,744            1,447

Net interest income ..............................................              662            426            1,806            1,196

     Provision for loan losses ...................................               60             47              125              175
Net interest income after provision ..............................              602            379            1,681            1,021

Other income
     Service charges on deposit accounts .........................               32             27               94               70
     Other income ................................................               88             19              185               52
                                                                             ------           ----           ------           ------
     Total other income ..........................................              120             46              279              122

Other expenses
     Salaries and benefits .......................................              329            225              893              634
     Occupancy and equipment .....................................               90             68              259              227
     Other expense ...............................................              136             87              364              217
                                                                             ------           ----           ------           ------
     Total other expense .........................................              555            380            1,516            1,078

Income before income taxes .......................................              167             45              444               65
     Income taxes ................................................               68              0              151                0

Net income .......................................................           $   99           $ 45           $  293           $   65

Earnings per common share ........................................           $  .11           $.05           $  .32           $  .07

Diluted earnings per common share ................................           $  .11           $.05           $  .31           $  .07

                            FIRST SOUTH BANCORP, INC.

                        Statement of Comprehensive Income

                                                                                                             (Unaudited)
                                                                                                    Nine Months Ended September 30
                                                                                                    ------------------------------
                                                                                                    1999                     1998
                                                                                                    ----                     ----

Net Income ......................................................................                $ 292,663                 $ 65,878

Other comprehensive income (loss):
Change in unrealized holdings gains &
      losses on available for sale securities ...................................                 (194,674)                  33,237

Income tax (expense) benefit on other
      comprehensive income (loss) ...............................................                   73,976                  (12,630)
                                                                                                 ---------                 --------

Total other comprehensive income (loss) .........................................                 (120,698)                  20,607

Comprehensive income ............................................................                  171,965                   86,485
                                                                                                 =========                 ========

                            FIRST SOUTH BANCORP, INC.

                      Consolidated Statement of Cash Flows
              For the Nine Months ended September 30, 1999 and 1998

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                          1999                 1998
                                                                                                          ----                 ----
                                                                                                           (Dollars in thousands)
Operating Activities
Net income ...............................................................................                 293                   66

Adjustments to reconcile net income (loss) to net cash
           provided by operating activities
      Provision for loan losses ..........................................................                 125                  175
      Depreciation .......................................................................                 129                  122
      Director fees ......................................................................                  20                   12
      (Accretion) amortization, net ......................................................                   0                    0
      Increase in other assets ...........................................................                (129)                (228)
      Increase in accrued expenses
           and other liabilities .........................................................                 454                   33

Net cash provided by operating activities ................................................                 892                  180

Investing Activities
      Purchase of securities available for sale ..........................................              (1,000)              (6,623)
      Purchase of restricted FHLB stock ..................................................                 (59)                (105)
      Proceeds from call of available for sale securities ................................                 500                4,200
      Proceeds from maturities of held to maturity securities ............................                 500                1,000
      Origination of loans, net of principal collected ...................................             (13,943)             (10,784)
      Purchase of premises and equipment .................................................                 (46)                 (19)

Net cash used in investing activities ....................................................             (14,048)             (12,331)

Financing Activities
      Net increase in deposits ...........................................................              14,277               16,075
      Net increase in retail repurchase agreements .......................................                 482                  262

Net cash provided by financing activities ................................................              14,759               16,337
Net increase in cash and cash equivalents ................................................               1,603                4,186
Cash and cash equivalents, beginning .....................................................               5,220                4,206
Cash and cash equivalents, ending ........................................................               6,823                8,392

                            FIRST SOUTH BANCORP, INC.

Notes to Unaudited Consolidated  Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the financial statements and footnotes thereto for First South Bank's fiscal year ended December 31, 1998, contained in First South Bank's registration statement on Form 10-SB.

Note 2.  Organization

     First South Bancorp, Inc. (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for First South Bank (the "Bank"). On September 30, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The company presently engages in no business other than that of owning the Bank and has no employees.

                            FIRST SOUTH BANCORP, INC.

                                 Part I - Item 2

 Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new office, its response to the Year 2000 problem, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

General

The following discussion should be read in conjunction with the financial statements and related notes and more detailed information provided in First South Bank's Annual Report on Form 10-KSB. On September 30, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of common stock of First South Bank were exchanged for shares of common stock of First South Bancorp, Inc. First South Bancorp, Inc., presently engages in no business other than that of owning the Bank and has no employees. Accordingly, the following discussion and analysis makes reference only to the Bank.

Results of Operations

The Bank's primary source of income is net interest income, which is the difference between interest earned and interest paid. The net interest margin is net interest income as a percentage of average earning assets. Net interest margin for the nine months period ended September 30, 1999, was 4.21 %, up from
3.95 % for the same period in 1998. Interest income, primarily interest received from loans and, to a lesser degree, the interest earned on the Bank's investment portfolio, for the nine-month period ending September 30, 1999, increased by 34.3% over the same period of 1998 while total interest income for the third quarter of 1999 was 35.1% greater than the third quarter of 1998. Although rates of return on the various categories of earning assets were slightly less in the 1999 periods compared to 1998, increases in the amount of earning assets and an increase in the percentage of earning assets in loans, which generally have a greater yield than other categories, resulted in the increases in total interest income. Interest expense, which is primarily the amount of interest paid to depositors, also increased in the nine and three month periods ended September 30, 1999, as compared to the same periods of 1998. The increases were 20.5% and 19.8%, respectively, and were primarily the result of increases in the amounts of deposits. The rates earned on interest-earning assets and the rates paid on interest-bearing liabilities are expected to continue to be influenced by competition for quality loan customers as well as government fiscal and monetary policies.

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on individual loans and considers the loss risks associated with the various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis.

For the nine and three month periods ending September 30, 1999, noninterest income increased 127.8% and 160.8%, respectively, over the amounts received during the same periods in 1998. The most substantial component of these increases was the additional commission and fee income generated in 1999 with the inauguration of operations of First South Financial Services, Inc., a brokerage services subsidiary of the Bank. In addition, amortized premiums received from the sale of government guaranteed loans and increased service charges received from a growing deposit customer base contributed to noninterest income growth.

Though September 30th year-to-date operating expenses as a percentage of average assets increased only slightly in 1999 from that of 1998, 2.46 % and 2.42 %, respectively, total operating expenses for the nine-month period ending September 30 increased in 1999 by $438,000, or 40.6%. While a portion of this increase can be attributed to the growth the Bank experienced in 1999, the $131,635 cost of establishing and operating a brokerage subsidiary in 1999, accounted for 30.1 % of this increase. Management will continue to be challenged to maintain operating expenses at a level adequate to support growth while achieving favorable operating efficiency ratios. Expenses associated with technology are included in operating expense and include the Bank's cost of assessing the possible effects of the Year 2000 problem.

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 1999, the cumulative one-year gap for the Bank was a negative or liability sensitive $1,349,000, or 1.9 % of total assets. At September 30, 1999, the cumulative three-year gap for the Bank was a negative $73,000, or .1 % of total assets. A negative gap means that liabilities would reprice faster than assets if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to create downward pressure on quality loan rates while conversely creating upward pressure on deposit rates.

For the nine-month period ending September 30, 1999, as compared to the same period in 1998, the Bank's average assets increased by 38.1 %. Asset growth is directly related to deposit growth and the funds available to the Bank for investment. The growth in average deposits for the first three quarters of 1999 of $ 12.7 million, or 35.5 % over the average deposits for the same period in 1998, would not have been allowed to occur, however, had there not been a strong quality loan demand during the same period. Average loans outstanding through September 30, 1999 increased $13.9 million or 50.7% over the same period in 1998. The availability of local deposits in 1999 has allowed the Bank to take advantage of the lending opportunities created by the strength of the local economy without funding loan growth with other borrowed funds.

From September 30, 1998, to September 30, 1999, the Bank's nonpersonal loan portfolio grew by $13.7 million, or 54.2 %, as the seasoned commercial lenders employed by the Bank have developed growth opportunities in commercial and commercial real estate related business loans. While average balances of loans secured by real estate have increased significantly, the Bank believes prudent real estate lending has provided excellent collateral for loans with a variety of purposes. Management believes the Bank is not dependent on any single group of customers concentrated in any particular industry whose decline in performance would have a material adverse effect on operations.

The following tables are provided to assist the reader in understanding the results of operations and financial condition.

Table One
                Net interest Income and Average Balance Analysis
                     for the Nine Months Ended September 30
                                  1999 and 1998

                                                                                             Interest                  Average
Interest-Earning Assets (Dollars in thousands)              Average     Balance           Income/Expense             Yield/Cost
                                                            -------     -------           --------------             ----------
                                                            1999          1998           1999          1998       1999         1998

Federal Funds Sold ...............................       $  4,282        $ 5,144        $  147          209       4.59%        5.43%
Investments ......................................         11,252          7,859           491          364       5.84%        6.19%
Loans ............................................         41,362         27,467         2,896        2,070       9.36%       10.01%
                                                         --------        -------        ------       ------       ----        -----
Total Interest Earning Assets ....................       $ 56,896         40,470        $3,534        2,643       8.30%        8.73%

Noninterest-Earning Assets
Cash & Due From Banks ............................       $  1,299          1,265
Loan Loss Reserve ................................           (620)          (435)
Premises & Equipment .............................          2,833          2,937
Interest Receivable & Other ......................          1,184            356
Total Noninterest-Earning Assets .................       $  4,696          4,123
                                                         --------        -------

TOTAL ASSETS .....................................       $ 61,592         44,593
                                                         =======         =======

Interest-Bearing Liabilities
NOW Accounts .....................................       $ 14,987          9,592        $  500          355       4.46%        4.95%
Money Market & Savings ...........................            951            529            19           12       2.67%        3.03%
Time Deposits & IRA's ............................         29,539         23,227         1,175        1,028       5.32%        5.92%
Fed Funds Purchased & Repos ......................          1,553          1,420            47           47       4.04%        4.42%
Demand Notes Issued to Treasury ..................            108            139             3            5       3.71%        4.81%
                                                         --------        -------        ------       ------       ----        -----
Total Interest-Bearing Liabilities ...............       $ 47,138         34,907        $1,744        1,447       4.95%        5.54%

Noninterest-Bearing Liabilities
Demand Deposits ..................................       $  3,122          2,531
Interest Payable .................................            358            259
Other Liabilities ................................            220            192
                                                         --------        -------
Total Noninterest-Bearing Liabilities ............       $  3,700          2,982

Stockholders' Equity .............................       $ 10,754          6,704
Total Liabilities & Equity .......................       $ 61,592         44,593
                                                         ========        =======
Net Interest Income ..............................                                      $1,790       $1,196
Net Yield on Earning Assets ......................                                                                4.21%        3.95%
Interest Rate Spread .............................                                                                3.35%        3.19%

Numerous factors contributed to an improved net interest margin from the first three quarters of 1998 to the first three quarters of 1999. Most significant of these were:

(1) The category of earning assets with the highest yield, loans, increased as a percentage of total earning assets from 67.9 % to 72.7 %;

(2) Earning assets were funded by a lower percentage of interest-bearing liabilities, 82.8 % in 1999 versus 86.3 % in 1998;

(3) The category of interest-bearing liabilities with the highest cost of funds rate, time deposits, decreased as a percentage of total interest-bearing liabilities from 66.5 % to 62.7%.

Balance sheet changes were not, however, the only factors which contributed to the change in net interest margin during the period ending September 30, 1998, compared to that of 1999, nor were all of the changes positive influences on net interest margin. The 75 basis points decrease in the Bank's prime rate during the fourth quarter of 1998 coupled with the Bank's positive interest sensitivity gap during that period served to temper the positive results of the balance sheet changes which took place in the first three quarters of 1999.

Table Two

                       Summary of Total Noninterest Income
                     for the Nine Months Ended September 30
                                  1999 and 1998
                             (Dollars in thousands)

                                                   1999                  1998
                                                   ----                  ----
Service Charges .............................       $93                   $70
Commissions & Fees* .........................       139                    17
Other Noninterest Income** ..................        46                    35
                                                   ----                  ----
Total .......................................      $279                  $122

*82% of this $122,000 increase resulted from operations of the First South Financial Services subsidiary.

** Premiums on government guaranteed loans sold in the secondary market accounted for most of this category of noninterest income in both periods.

Table Three

                      Summary of Total Noninterest Expense
                     For the Nine Months Ended September 30
                                  1999 and 1998
                             (Dollars in thousands)

                                                    1999                 1998
                                                    ----                 ----
Salaries & Employee Benefits * ................     $893                 $634
Occupancy & Equipment .........................      259                  227
Other .........................................      364                  217
                                                     ---                  ---
Total .........................................   $1,516               $1,078

* $55,000 of the total $259,000 increase in salaries and employee benefits expense resulted from the operations of the First South Financial Services subsidiary.

Table Four

                                Analysis of Loans
                  September 30 Balances (Dollars in thousands)

                                                                        1999                                1998
                                                                        ----                                ----
Real Estate:
Construction & Land Development ..........................            $ 5,494               11.1%          $   672              2.1%
1-4 Family Residential Properties ........................             10,904               22.1%            6,021             18.8%
Multifamily Residential Properties .......................                742                1.5%              643              2.0%
Nonfarm Nonresidential Properties ........................             17,322               35.1%           13,827             43.2%
Other Real Estate Loans ..................................                575                1.2%              300               .9%
Commercial & Industrial ..................................             13,173               26.7%            9,572             29.9%
Consumer .................................................                590                1.2%            1,000              3.1%
Other ....................................................                558                1.1%                0                0%
                                                                      =======              =====           =======            =====
TOTAL ....................................................            $49,358              100.0%          $32,035            100.0%

Table Five

               Analysis of Loan Maturities and Repricing Frequency
                 as of September 30, 1999 (Dollars in thousands)

                                                          >3 Months       > 1 Year     >3 Years
                                               Within         to              to          to          Over
                                             3 Months      2 Months        3 Years      5 Years      5 Years          Total
                                             --------     ---------        -------      -------      -------          -----
Variable Rate Loans ....................      $42,353       $                $          $              $           $42,353

Fixed Rate Loans .......................        2,428        1,865            921        1,529          262          7,005

Total Loans ............................      $44,781       $1,865           $921       $1,529         $262        $49,358

Table Six

                    Analysis of the Allowance for Loan Losses
                     for the Nine Months Ended September 30

                                                      1999               1998
                                                      ----               ----
Balance at Beginning of Year ..................     $575,000           $350,000
Provision Charged to Operations ...............      125,290            174,507
Loans Charged-off .............................         (400)            (2,507)
Loan Recoveries ...............................          110                  0
Balance at End of Year ........................     $700,000           $522,000

There was one loan past due between 30 to 89 days on September 30, 1999, in the amount of $683,000. This loan has an 80% ($546,000) government guarantee by the USDA. There were no past due loans on September 30, 1998.

Table Seven

                        Analysis of Investment Securities
                            as of September 30, 1999

                                                   Available for Sale                 Held for Investment
                                                   ------------------                 -------------------
                                             Amortized           Fair            Amortized               Fair
                                               Cost              Value             Cost                 Value
                                               ----              -----             ----                 -----
Due in one year or less                    $         0         $        0         $      0             $      0
Due from one to five years                   9,000,000          8,826,563                0                    0
Due from five to ten years                   1,000,000            970,938                0                    0
Due After ten years                            122,868            113,119          375,000              355,634
                                           ===========         ==========         ========             ========
                                            10,122,868          9,910,620          375,000              355,634

At September 30, 1999, securities with a carrying value of approximately $2,912,346 were pledged to secure retail repurchase agreements, Treasury, tax and loan deposits, and public funds. The securities portfolio at 9/30/99 had a weighted average yield of 5.76 %.

Table Eight

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                   Repricing Schedule as of September 30, 1999
                             (Dollars in thousands)

                                                                        One Year      Over One Year         Over
                                                                        or Less       to Five Years      Five Years          Total
                                                                        -------       -------------      ----------          -----
Interest Earning Assets
Federal Funds Sold .........................................           $ 5,490            $     0            $    0          $ 5,490
Due From Banks: Int.-bearing ...............................                13                  0                 0               13
Investment Securities ......................................                 0              8,333             1,953           10,286
FHLB Stock .................................................               164                  0                 0              164
Loans ......................................................            46,646              2,450               262           49,358
                                                                       =======            =======            ======          =======
Total ......................................................            52,313             10,783             2,215           65,311

Interest-Bearing Liabilities
NOW Accounts ...............................................            14,267                  0                 0           14,267
Savings & MMIA .............................................             1,387                  0                 0            1,387
Time Deposits: $100m & > ...................................            10,095                100                 0           10,195
Time Deposits: <$100m ......................................            25,857              1,179                 0           27,036
Repurchase Agreements ......................................             1,808                  0                 0            1,808
TT&L Demand Note Funds .....................................               248                  0                 0              248
                                                                       =======             ======            ======           ======
Total ......................................................            53,662              1,279                 0           54,941


Period  Gap ................................................            (1,349)             9,504             2,215           10,370

Cumulative Gap .............................................            (1,349)             8,155            10,370

Period Gap Ratios:
      Interest Sensitive Assets to
      Interest Sensitive Liabilities .......................              97.5%              8.43%

Cumulative Gap Ratios:
      Interest Sensitive Assets to
      Interest Sensitive Liabilities .......................              97.5%              1.15%



                                                3 Months           Over 3 Months          Over One
                                                 & Less            to 12 Months             Year         Total
Time Deposits                                    ------            ------------             ----         -----
$100,000 and Greater .....................      $3,289               $6,806                $100        $10,195

Table Nine

                                 Selected Ratios
                       for the Periods Ending September 30

                                                          1999              1998
                                                          ----              ----
Return on Average Assets .........................       .64 %             .20 %
Return on Average Equity .........................      3.64 %           1.32 %
Dividend Payout Ratio ............................         N/A               N/A
Average Stockholders Equity
as a Percentage of Average Assets ................     17.46 %           15.03 %

                         Year 2000 Readiness Disclosure

A critical issue affecting companies that rely on computer systems and other electronic control devices is the Year 2000 (Y2K) issue. The Bank relies, internally and almost exclusively, on its computer hardware and software systems in the operation and monitoring of all major aspects of its business. The Bank also relies, externally both directly and indirectly, on the computer systems of other companies and organizations, such as deposit and loan customers of the Bank, third-party service providers, creditors, and suppliers. Because of the unprecedented nature of the issues inherent in computer operations related to the upcoming century date change, the Bank instituted a formal Year 2000 Compliance Plan early in 1998 to identify, assess, and eliminate the risks to mission critical operations with Year 2000 dating issues. As of September 30, 1999, this plan was approximately 99 % completed. All hardware and software systems which were internally tested and found to be noncompliant have been either upgraded or replaced. Substantially all external hardware and software systems upon which mission critical operations are performed by a third-party vendor have been tested by proxy and determined to be Year 2000 compliant. Included in the Bank's planned process to eliminate the risks associated with Year 2000 issues, the Bank's Year 2000 Compliance Plan includes a contingency plan which, in the event of some unforeseen emergency, provides for alternate means of completing operations defined as mission critical. As of September 30, 1999, the only remaining portion of the Plan to be completed is the "live" testing of the Business Resumption Contingency Plan. These tests were successfully completed in October. Through September 30, 1999, the Bank had spent $16,300 in connection with Y2K. No substantial additional expenditures are expected to be required. As part of its assessment, the Bank has been evaluating Year 2000 compliance by those with whom it does business, and to date has not discovered any Year 2000 problems with significant counter-parties that it believes are reasonably likely to have a material adverse effect on the Bank. However, no assurance can be given that potential Year 2000 problems of those with whom the Bank does business will not occur, and if they occur, what consequence to the Bank would result.

Although management believes that the most likely problems to be encountered at the New Year will not amount to more than an inconvenience, because the results of the Bank's remediation efforts will not be fully determined until the year 2000 and thereafter, management cannot give assurances that the Bank is or will be immune from Year 2000 problems.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 65.9 % of total assets at September 30, 1999. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $ 3.6 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The equity capital of the Bank increased $3,886,597 during 1998 as a result of profit and the sale of $3,781,349 of common stock. For the nine months ended September 30, 1999, equity capital of the Bank increased $293,846 as the result of profitable operations, $292,663, and the exercising of stock options, $1,183.

The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The Bank's September 30, 1999 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                              To be well capitalized
                                                                        For capital           under prompt corrective
As of September 30, 1999                            Actual           adequacy purposes          action provisions
(Dollars in thousands)                              ------           -----------------          -----------------
                                                                          Minimum                   Minimum
                                                                          -------                   -------
                                               Amount      Ratio        Amount    Ratio           Amount     Ratio
                                               ------      -----        ------    -----           ------     -----
Total Capital (to risk
weighted assets) ........................    $ 11,534      21.7%       $ 4,247     8.0%          $ 5,309     10.0%

Tier 1 Capital (to risk
weighted assets) ........................    $ 10,870      20.5%       $ 2,123     4.0%          $ 3,185      6.0%

Tier 1 Capital (to
average assets) (leverage) ..............    $ 10,870      15.9%       $ 2,730     4.0%          $ 3,413      5.0%

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

          On September 30, 1999 the issuer issued 915,861 shares of its common stock, no par value, in exchange for all of the outstanding, 915,861 shares of common stock of First South Bank, pursuant to a Plan of Exchange approved by the shareholders. The transaction was exempt from registration pursuant to Section 3(a)(12) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.
                  from Item 601 of
                  Regulation S-B            Description
                  --------------            -----------

                         3.1*               Articles of Incorporation
                         3.2*               By-laws
                        10.1                Plan of Exchange
                          27                Financial Data Schedule


         (b)      Reports on Form 8-K:    None

_______________
*Incorporated by reference to Form 8-A filed November 12, 1999.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            First South Bancorp, Inc.

                          s/Barry L. Slider
November 15, 1999         ------------------------------------------------------
                          Barry L. Slider, President and Chief Executive Officer


                         s/V. Lewis Shuler
                         -------------------------------------------------------
                          V. Lewis Shuler, Executive Vice President
                         (Principal Accounting Officer)