Form 10KSB
period 1999-12-31
FIRST SOUTH BANCORP INC
filed 2000-03-29
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999                File Number 000-28037

                            FIRST SOUTH BANCORP, INC.
                 (Name of Small Business Issuer in its Charter)

                  South Carolina                         57-1086258
 (State or Other Jurisdiction of            (IRS Employer Identification Number)
  Incorporation or Organization)

             1450 Reidville Road, Spartanburg, South Carolina 29306
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 595-0455

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X]  No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $5,244,968.

         The aggregate market value of the Common Stock held by non-affiliates on February 29, 2000, was approximately $10,909,827. As of February 29, 2000, there were 917,180 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                     PART I

Item 1.  Description of Business.

General

         First South Bancorp, Inc., (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, First South Bank (the "Bank"). The Company was organized in 1999 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions (the "State Board") and granted by the Secretary of State of South Carolina. The Bank was organized in 1996. The Bank conducts its activities from its main office and one branch office, opened in 1997, located in Spartanburg, South Carolina. In 1999, the Bank received approval to open a branch in Columbia, South Carolina and plans to open that branch in March, 2000.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg County and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 1999, the Bank employed 24 (FTE) persons.

Competition

         Competition between commercial banks and thrift institutions (savings and loan associations) and credit unions has intensified significantly as a result of the elimination of many previous distinctions between the various types of financial institutions, and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the elimination of many distinctions between a commercial bank and thrift institution. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal authority to provide most financial services.

         The Bank competes in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 1999. At that time, in Spartanburg, 14 banks, savings and loans, and savings banks with 53 branch locations competed for aggregate deposits of approximately $1.736 billion. The Bank has a city-wide deposit market share of 2.8% and a market share rank of 9 out of the 14 competitors.

         Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. In the conduct of certain areas of its business, the Bank competes with commercial banks, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services and trust services, that the Bank does not provide. Moreover, most of these competitors have more numerous branch offices located throughout their market areas, a competitive advantage that the Bank does not have to the same degree.

         The banking industry is significantly affected by prevailing economic conditions as well as by government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at banks are influenced by a number of economic factors, including interest rates, competing instruments, levels of personal income and savings, and the extent to which interest on retirement savings accounts is tax deferred. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, and availability of funds. Primary sources of funds for lending activities include savings deposits, income from investments, loan principal repayments, and proceeds from sales of loans to conventional participating lenders.

Effect of Government Regulation

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Recent Legislation." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements by a wide margin at December 31, 1999.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the new legislation, which are effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

         The Company anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.


Legislative Proposals

         New proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property.

         The Bank owns the real property at 1450 Reidville Road, Spartanburg, South Carolina, where its main offices are located. The Bank leases the property at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, and at 1333 Main Street, Columbia, South Carolina, where its branch offices are located, under long term leases. All properties are believed to be well suited for the Bank's needs.

Item 3.  Legal Proceedings.

         The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Bank's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. During 1999, management was aware of a few transactions in which the Company's common stock traded in a range from $16.00 to $17.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 29, 2000, there were approximately 632 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. At present, the Company's only source of funds with which it could pay dividends is dividend payments from the Bank. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking.

         At December 31, 1999, the Company issued 1,319 shares of its common stock to directors of the Company in lieu of paying cash director's fees of $22,483. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 1999, of $505,012, or $0.55 per share, compared to a net income for the year ended December 31, 1998, of $104,030 or $0.15 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $2,512,919 for 1999 as compared to $1,697,465 for 1998. The Bank also had other operating income (principally service charges, fees and commissions) of $239,626 in 1999 and $174,631 in 1998. The Bank provided $225,270 and $227,507 to its reserve for loan losses in 1999 and 1998, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $2,021,084 in 1999 and $1,512,209 in 1998.

Net Interest Income

         Net interest income is the amount of interest earned on interest earning assets (loans, investment securities, time deposits in other banks and federal funds sold), less the interest expenses incurred on interest bearing liabilities (interest bearing deposits and borrowed money), and is the principal source of the Bank's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         During the year ended December 31, 1998, net interest income was $1,697,465. For the year ended December 31, 1999, net interest income was $2,512,919. This increase was primarily attributable to an increase in volume as average interest earning assets increased 39.8% and average interest bearing liabilities increased 37.2% from 1998 to 1999. The average yield on interest earning assets decreased from 8.57% to 8.35% from 1998 to 1999, while the average cost of interest bearing liabilities decreased from 5.46% to 5.02%. As a result, the net yield on average interest earning assets increased from 3.96% in 1998 to 4.19% in 1999.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 1999 and 1998.

                       Average Balances, Yields and Rates
                             (Dollars in Thousands)

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                            1999                                  1998
                                                                            -----                                 ----
                                                                           Interest                             Interest
                                                               Average     Income/     Yields/      Average      Income/     Yields/
                                                             Balances(1)   Expense     Rates       Balances(1)   Expense      Rates
                                                             -----------   -------     -----       -----------   -------      -----
Assets
Federal funds sold .....................................     $  4,000      $    195     4.88%      $  4,721      $    253      5.36%
Investment securities ..................................       11,103           638     5.75%         8,915           542      6.08%
Loans(2) ...............................................       44,821         4,172     9.31%        29,226         2,879      9.85%
                                                             --------      --------                --------      --------
  Total interest earning assets ........................       59,924         5,005     8.35%        42,862         3,674      8.57%
Cash and due from banks ................................        1,335                                 1,217
Valuation reserve for investment securities ............         (158)                                    0
Allowance for loan losses ..............................         (647)                                 (462)
Premises and equipment .................................        2,829                                 2,921
Other assets ...........................................          913                                   406
                                                             --------                              --------
   Total assets .........................................    $ 64,196                              $ 46,944
                                                             ========                              ========
Liabilities and shareholders' equity
  Interest bearing transaction accounts ................     $ 15,060      $    679     4.51%      $ 10,131      $    486      4.80%
  Savings ..............................................        1,120            30     2.68%           585            18      3.08%
  Time deposits $100M and over .........................        8,411           441     5.24%         6,597           385      5.84%
  Other time deposits ..................................       23,060         1,253     5.43%        17,298         1,020      5.90%
                                                             --------      --------                --------      --------
    Total interest bearing deposits ....................       47,651         2,403     5.04%        34,611         1,909      5.52%
Retail repurchase agreements ...........................        1,606            67     4.17%         1,584            68      4.29%
Other Borrowed Funds ...................................          415            22     5.30%             -             -      0.00%
                                                             --------      --------                --------      --------
    Total interest bearing liabilities .................       49,672         2,492     5.02%        36,195          1977      5.46%
Noninterest bearing demand deposits ....................        3,169                                 2,988
Other liabilities ......................................          648                                   479
Shareholders' equity ...................................       10,707                                 7,282
                                                             --------                              --------
   Total liabilities and shareholders' equity ...........    $ 64,196                              $ 46,944
                                                             ========                              ========
 Interest rate spread(3) ................................                                3.33%                                 3.11%
Net interest income and net yield on earning ...........                   $  2,513      4.19%                   $  1,697      3.96%
assets(4)
Interest free funds supporting
 earning assets(5) .....................................     $ 10,252                              $  6,667

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis and excludes impact of origination fee income.
(3) Total interest earning assets yield less the total interest bearing liabilities rate.
(4)  Net interest income divided by total interest earning assets.
(5)  Total interest earning assets less total interest bearing liabilities.

Rate/Volume Analysis of Net Interest Income

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

                                                 Year Ended December 31,
                                                  1999 compared to 1998
                                                Increase (Decrease) Due to
                                                --------------------------
                                                  (Dollars in Thousands)
                                            Volume           Rate         Change
                                            ------           ----         ------
Interest earned on:
  Investments ........................      $   133       $   (37)      $    96
  Federal Funds Sold .................          (39)          (19)          (58)
  Net Loans ..........................        1,536          (243)        1,293
                                            -------       -------       -------

Total Interest Income ................        1,630          (299)        1,331
                                            -------       -------       -------

Interest paid on:
  Interest Checking ..................          238           (45)          193
  Savings Deposits ...................           16            (3)           13
  Certificates of Deposit ............          445          (155)          290
                                            -------       -------       -------

  Retail Repurchase Agreements .......            6            (3)            3
  Other Borrowed Funds ...............           17             0            17
                                            -------       -------       -------

Total Interest Expense ...............          722          (206)          516
                                            -------       -------       -------

Change in Net Interest Income ........      $   908       $   (93)      $   815
                                            =======       =======       =======

         During the year 2000, management expects that interest rates will gradually increase. Therefore, any improvements in net interest income for 2000 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service area in Spartanburg, South Carolina and its new service area in Columbia, South Carolina. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

Interest Rate Sensitivity

         Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is an important part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movement. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that timely adjustments in interest rate sensitivity can be made.

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 1999 of $5.6 million for a cumulative gap ratio of 1.11%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at December 31, 1999 with respect to the one year time horizon. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Time deposits in other banks are reflected in the deposits' maturity dates. Repurchase agreements and other borrowed funds are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval since they were borrowed under the daily rate credit option, and reprice daily. Loans on nonaccrual status, totaling $702,000, are excluded from this table.

                          Interest Sensitivity Analysis

                                                                                           December 31, 1999
                                                                                           -----------------
                                                                      Within         4-12        Over 1-5        Over 5
                                                                     3 Months       Months        Years          Years         Total
                                                                     --------       ------       --------        ------        -----
                                                                                      (Dollars in thousands)
Interest earning assets
   Interest-bearing deposits in other banks ...................     $     12      $      0       $      0      $      0     $     12
   Federal funds sold .........................................        2,850             0              0             0        2,850
   Other investments ..........................................            0             0          9,163         1,498       10,661
   Loans
      Fixed rate ..............................................        2,829         2,465          3,224           586        9,104
      Variable rate ...........................................       47,898             0              0             0       47,898
                                                                    --------      --------       --------      --------     --------
        Total interest earning assets .........................     $ 53,589      $  2,465       $ 12,387      $  2,084     $ 70,525
                                                                    ========      ========       ========      ========     ========

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts ...................       15,396             0              0             0       15,396
      Savings & MMIA ..........................................        1,927             0              0             0        1,927
      Time deposits $100M and over ............................          662         8,571          1,698             0       10,931
      Other time deposits .....................................          654        19,033          7,385             0       27,072
        Total interest bearing deposits .......................       18,639        27,604          9,083             0       55,326
      Repurchase agreements and other borrowed funds ..........        1,723             0              0             0        1,723
      Other borrowed Funds ....................................        2,500             0              0             0        2,500
                                                                    --------      --------       --------      --------     --------
        Total interest bearing liabilities ....................     $ 22,862      $ 27,604       $  9,083      $      0     $ 59,549
                                                                    ========      ========       ========      ========     ========

Interest sensitivity gap ......................................     $ 30,727      $(25,139)      $  3,304      $  2,084
Cumulative interest sensitivity gap ...........................     $ 30,727      $  5,588       $  8,892      $ 10,976
Gap ratio .....................................................         2.34%          .09%          1.36%
Cumulative gap ratio ..........................................         2.34%         1.11%          1.15%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for possible loan losses in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for future losses. The Bank provided $225,270 and $227,507 to the allowance during the years ended December 31, 1999 and 1998, respectively.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $2,021,084 for the year ended December 31, 1999 as compared to $1,512,209 for the year ended December 31, 1998. As a percentage of total operating income (net interest income after provision for loan losses plus total other operating income), other expenses decreased from 91.9% for the year ended December 31, 1998 to 80.0% for the year ended December 31, 1999. This improvement was primarily the result of a substantial increase in assets and customer relationships being handled by a staff that was only slightly larger.

Income Taxes

         During the year ended December 31, 1998, the Bank accrued $28,350 for income taxes. The Bank accrued $203,479 for income taxes during 1999. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. These accounting timing differences resulted in a deferred income tax benefit of $202,300 being recognized in 1999.

Investment Portfolio

         As of December 31, 1999, the Bank's investment portfolio comprised approximately 14.2% of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 1999 and at December 31, 1998.

                        Securities Portfolio Composition

                                                                December 31, 1999                   December 31, 1998
                                                        ----------------------------------   ---------------------------------
                                                                        Net                                    Net
                                                                     Unrealized                             Unrealized
                                                         Book         Holding       Fair         Book         Holding        Fair
                                                        Value       Gain/(Loss)     Value        Value      Gain/(Loss)      Value
                                                        -----       -----------     -----        -----      -----------      -----
                                                                                  (Dollars in thousands)
Available for sale:
    U. S. Government agency obligations ..........     $ 10,000      $   (301)     $  9,699     $ 10,000      $    (20)     $  9,980
    Municipal obligations ........................          123           (14)          109          123             2           125
    Restricted FHLB Stock ........................          163             -           163          105             -           105
                                                       --------      --------      --------     --------      --------      --------
                                                       $ 10,286      $   (315)     $  9,971     $ 10,228      $    (18)     $ 10,210
                                                       ========      ========      ========     ========      ========      ========
Held for investment:
    Municipal obligations ........................     $    375      $    (30)     $    345     $    375      $      8      $    383
                                                       --------      --------      --------     --------      --------      --------
                                                       $    375      $    (30)     $    345     $    375      $      8      $    383
                                                       ========      ========      ========     ========      ========      ========

         The following table presents maturities and weighted average yields of debt securities at December 31, 1999. Available-for-sale securities are stated at estimated fair value and held for investment securities are stated at amortized cost.

                   Securities Portfolio Maturities and Yields

                                                                                           December 31, 1999
                                                                                           -----------------
                                                                             Available                        Held for
                                                                              For Sale       Yield           Investment        Yield
                                                                              --------       -----           ----------        -----
                                                                                           (Dollars in thousands)
U. S. Government Agency obligations
         Due from one to five years ............................              $8,723          5.69%              $  -             -
         Due from five to ten years ............................                 967          6.41%                 -             -
                                                                              ------          5.76%              ----
                                                                               9,699                                -             -
                                                                              ------                             ----
Municipal obligations(1)
         Due after ten years ...................................                 109          5.00%               375          5.25%
                                                                              ------                             ----

Total
         Due from one to five years ............................               8,732          5.69%                 -             -
         Due from five to ten years ............................                 967          6.41%                 -             -
         Due after ten years ...................................                 109          5.00%               375          5.25%
                                                                              ------                             ----
                  Total ........................................              $9,808          5.75%               375          5.25%
___________________                                                           ======                             ====

(1) Not adjusted for tax equivalency.

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 1999, and 1998, are shown in the following table according to type of loan:

                           Loan Portfolio Composition


                                                             December 31,
                                                             ------------
                                                      1999               1998
                                                      ----               ----

Commercial, financial and agricultural .....     $ 17,136,114      $  9,274,030
Real estate - construction .................        7,639,096         3,038,010
Real estate mortgage .......................       31,625,439        22,784,159
Consumer ...................................          600,794           763,013
                                                 ------------      ------------
     Total loans ...........................       57,001,443        35,859,212

Less allowance for loan losses .............         (800,000)         (575,000)
                                                 ------------      ------------

                                           .     $ 56,201,443      $ 35,284,212
                                                 ============      ============

         A certain degree of risk taking is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

         Commercial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. When taken, collateral consists of liens on receivables, equipment, inventories, furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To control risk, initial and continuing financial analysis of a borrower's financial information is required.

         Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some nonfarm, nonresidential real estate. Usually, loan to cost ratios are limited to 75% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Loans secured by real estate mortgages comprised nearly 64% of the Bank's loan portfolio at December 31, 1999. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 1999, as well as the type of interest requirement on such loans.

                                                                             December 31, 1999
                                                         One Year          One to        Five Years
                                                          Or Less        Five Years       Or More          Total
                                                          -------        ----------       -------          -----
                                                                          (Dollars in thousands)

Commercial, financial and industrial                     $ 12,247        $ 4,705         $  184           $17,136
Real estate - construction                                  6,510          1,129              0             7,639
Real estate - mortgage                                      9,396         15,206          7,023            31,625
Consumer installment                                          152            449              0               601
                                                         --------        -------         ------           -------
         Total loans                                     $ 28,305        $21,489         $7,207           $57,001

Predetermined rate, maturity greater  than one year      $ 3,810

Variable rate or maturity within one year                $53,191


Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 1999, the Bank had two loans totaling $702,000 past due 90 days or longer and on nonaccrual status. One of these loans, with a balance of $681,000, carried an 80% guarantee by the U.S. Government. Had these loans been current in accordance with their original terms $34,399 of additional interest income would have been recorded in 1999.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans determined by management to be a potential problem was one loan with a balance of less than $1,500 at December 31, 1999.

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 1999. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans are credited to the allowance. The table, "Summary of Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of possible future loan losses inherent in the loan portfolio as of December 31, 1999.

         In calculating the amount required in the allowance for loan losses, management applies a consistent methodology that is updated quarterly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio, as well as other off-balance-sheet credit risks such as loan commitments and standby letters of credit. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the allowance for loan losses as part of their examination of the Bank and may require adjustments to the allowance based upon information available to them at the time of the examination.

                         Summary of Loan Loss Experience

                                                                                                         Year Ended
                                                                                                         ----------
                                                                                         December 31, 1999         December 31, 1998
                                                                                         -----------------         -----------------
                                                                                                    (Dollars in thousands)

Total loans outstanding at end of period .............................................         $57,001                      $35,859
Average amount of loans outstanding ..................................................          44,821                       29,226

Balance of allowance for loan losses - beginning .....................................         $   575                      $   350
                                                                                               -------                      -------
Loans charged off
     Consumer installment ............................................................               0                            3
        Total charge-offs ............................................................               0                            3
Recoveries of loans previously charged-off
     Consumer installment ............................................................               0                            0
Net charge-offs ......................................................................               0                            3
                                                                                               -------                      -------

Additions to allowance charged to expense ............................................             225                          228
                                                                                               -------                      -------

Balance of allowance for loan losses - ending ........................................         $   800                      $   575
                                                                                               =======                      =======

Ratios
     Net charge-offs during period to average
        loans outstanding during period ..............................................            0.00%                        0.01%
     Net charge-offs to loans at end of period .......................................            0.00%                        0.01%
     Allowance for loan losses to average loans ......................................            1.78%                        1.97%
     Allowance for loan losses to loans at end of period .............................            1.40%                        1.60%
     Allowance for loan losses to nonperforming loans
        at end of period .............................................................            1.14%                         N/A
     Net charge-offs to allowance for loan losses ....................................            0.00%                        0.52%
     Net charge-offs to provision for loan losses ....................................            0.12%                        1.32%

     The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 1999 and 1998, compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                                                         Year Ended December 31,
                                                                               1999                                   1998
                                                                               ----                                   ----
                                                                    Amount            % of Loans           Amount         % of Loans
                                                                    ------            ----------           ------         ----------
                                                                                            (Dollars in thousands)
Commercial and industrial ..............................              $219               30.1%              $155               25.9%
Real Estate - construction .............................                95               13.4%                65                8.5%
Real Estate - mortgage .................................               474               55.5%               340               63.5%
Consumer installment ...................................                12                1.1%                15                2.1%
                                                                      ----               ----               ----               ----
     Total .............................................              $800                100%              $575                100%
                                                                      ====                ===               ====                ===

Deposits

         The average amounts and percentage composition of deposits held by the Bank for the years ended December 31, 1999 and 1998 are summarized below:

                                Average Deposits

                                                                            December 31, 1999                  December 31, 1998
                                                                            -----------------                  -----------------
                                                                         Amount                %            Amount              %
                                                                         ------             ------          ------            -----
                                                                                       (Dollars in thousands)

Noninterest bearing demand ...................................             3,169              6.2             2,988              7.9
Interest bearing transaction accounts ........................            15,060             29.6            10,131             26.9
Savings & MMIA ...............................................             1,120              2.2               585              1.6
Time deposits - $100M and over ...............................             8,411             16.6             6,597             17.6
Other time deposits ..........................................            23,060             45.4            17,298             46.0
                                                                          ------            -----            ------            -----

         Total deposits ......................................            50,820            100.0            37,599            100.0
                                                                          ======            =====            ======            =====

         As of December 31, 1999, the Bank held $10,930,851 in time deposits of $100,000 or more, with approximately $662,000 with maturities within three months, $2,099,000 with maturities over three through six months, $6,472,000 with maturities over six through twelve months, and $1,698,000 with maturities over twelve months. Wholesale time deposits (certificates generated through corporations, banks, credit unions, etc., on a national level) totaled $492,000 as of December 31, 1999. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Return on Equity Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

                                                Year Ended December 31,
                                                -----------------------
                                                  1999            1998
                                                  ----            ----

              Return on assets                    0.78%           0.22%
              Return on equity                    4.72%           1.43%
              Dividend payout ratio               0.00%           0.00%
              Equity to asset ratio              16.68%          15.51%

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 52.5% of total assets at December 31, 1999. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

         The equity capital of the Bank increased by $3,886,597 during 1998 and increased $344,497 during 1999 as the result of net income and the sale of $23,607 of common stock from the exercise of options and payment of directors fees in stock in lieu of cash, and ($184,122) in comprehensive income.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The Bank's December 31, 1999 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                   To be well
                                                                                                                   capitalized
                                                                                                                  under prompt
                                                                                         For capital               corrective
                                                                                        adequacy purposes      action provisions
                                                                                        -----------------      -----------------
                                                             Actual                        Minimum                  Minimum
                                                             ------                        -------                  -------
                                                      Amount         Ratio            Amount      Ratio         Amount       Ratio
                                                      ------         -----            ------      -----         ------       -----
                                                                                   (Dollars in thousands)
As of December 31, 1999
   Total Capital (to risk
      weighted assets) ....................         $11,861          19.6%       $ 4,844          8.0%       $ 6,055          10.0%
   Tier 1 Capital (to risk
      weighted assets) ....................          11,104          18.3%         2,422          4.0          3,633           6.0
   Tier 1 Capital (to average
      assets)(leverage) ...................          11,104          14.9%         2,977          4.0          3,721           5.0

Inflation

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also general increases in the prices of goods and services will result in increased operating expenses.

Item 7.  Financial Statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                    Contents

                                                                          Page
Independent Auditors' Report                                                20
Consolidated Balance Sheets                                                 21
Consolidated Statements of Operations                                       22
Consolidated Statements of Changes in Stockholders' Equity                  23
Consolidated Statements of Cash Flows                                       25
Notes to Financial Statements                                               26

                          Independent Auditors' Report



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.





/s/ Cherry, Bekaert, & Holland, L.L.P.



Spartanburg, South Carolina
January 20, 2000

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                                                                            1999                           1998
                                                                                            ----                           ----
          Assets

Cash and due from banks .............................................................   $    977,503                   $    870,340
Interest-bearing deposits ...........................................................         12,308                      1,535,000
Federal funds sold ..................................................................      2,850,000                      2,815,000
Securities available for sale (cost basis of $10,286,375 and
    $10,227,837, respectively) (Note 3) .............................................      9,971,830                     10,210,262
Securities held for investment (market value of $345,176
    and $382,728, respectively) (Note 3) ............................................        375,000                        375,000
Loans (Note 4) ......................................................................     57,001,443                     35,859,212
Less: allowance for loan losses (Note 4) ............................................       (800,000)                      (575,000)
       net deferred loan fees (Note 4) ..............................................        (57,178)                       (12,950)
                                                                                        ------------                   ------------
    Net loans .......................................................................     56,144,265                     35,271,262

Premises and equipment, net (Note 5) ................................................      2,863,431                      2,894,116
Other assets ........................................................................      1,866,666                        501,008
                                                                                        ------------                   ------------
                                                                                        $ 75,061,003                   $ 54,471,988
                                                                                        ============                   ============
          Liabilities and Stockholders' Equity

Deposits (Note 6)
    Noninterest-bearing demand ......................................................   $  3,389,227                   $  3,213,126
    Interest-bearing demand and savings .............................................     17,323,385                     13,406,458
    Time deposits ...................................................................     38,002,706                     25,327,516
                                                                                        ------------                   ------------
          Total deposits ............................................................     58,715,318                     41,947,100

Retail repurchase agreements ........................................................      1,723,164                      1,326,245
Other borrowed funds (Note 7) .......................................................      2,500,000                              -
Other accrued expenses and liabilities ..............................................      1,213,189                        633,808
                                                                                        ------------                   ------------
          Total liabilities .........................................................     64,151,671                     43,907,153
                                                                                        ------------                   ------------
Stockholders' equity (Notes 8,11 and 13)
    Common stock no par value; authorized 20,000,000
       shares; issued and outstanding 917,180 and 915,759,
       respectively .................................................................              -                              -
    Paid-in capital .................................................................     11,090,139                     11,066,532
    Accumulated earnings (deficit) ..................................................         14,211                       (490,801)
    Accumulated other comprehensive (loss) ..........................................       (195,018)                       (10,896)
                                                                                        ------------                   ------------
           Stockholders' equity .....................................................     10,909,332                     10,564,835
Commitments (Notes 4 and 10) ........................................................              -                              -
                                                                                        ------------                   ------------
                                                                                        $ 75,061,003                   $ 54,471,988
                                                                                        ============                   ============

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                                                                    1999                1998                1997
                                                                                    ----                ----                ----
Interest income
    Loans ............................................................         $ 4,172,306          $ 2,879,498         $ 1,448,139
    Federal funds sold ...............................................             195,316              253,361             147,918
    Securities
       U.S. Government and agency obligations ........................             581,440              435,381             384,072
       State and local obligations ...................................              25,975               24,064              13,028
       Equity securities .............................................              11,392                5,437                   -
     Deposits with banks .............................................              18,913               76,737                   -
                                                                               -----------          -----------         -----------
          Total interest income ......................................           5,005,342            3,674,478           1,993,157
                                                                               -----------          -----------         -----------

Interest expense
    Deposits
       Time ..........................................................           1,694,408            1,405,026             653,115
       Interest-bearing demand and savings ...........................             709,482              503,593             278,728
    Other ............................................................              88,533               68,394              47,814
                                                                               -----------          -----------         -----------
            Total interest expense ...................................           2,492,423            1,977,013             979,657
                                                                               -----------          -----------         -----------

           Net interest income .......................................           2,512,919            1,697,465           1,013,500

Provision for loan losses (Note 4) ...................................             225,270              227,507             252,840
                                                                               -----------          -----------         -----------
           Net interest income after provision for loan losses .......           2,287,649            1,469,958             760,660
                                                                               -----------          -----------         -----------
 Non-interest income
    Service charges, fees, and commissions ...........................             174,909              130,743              34,478
    Other ............................................................              64,717               43,888              16,957
                                                                               -----------          -----------         -----------
           Total other operating income ..............................             239,626              174,631              51,435
                                                                               -----------          -----------         -----------

Non-interest expenses
    Salaries and employee benefits ...................................           1,119,603              906,719             684,774
    Occupancy and equipment ..........................................             350,617              303,564             228,302
    Other ............................................................             550,864              301,926             226,773
                                                                               -----------          -----------         -----------
           Total other operating expenses ............................           2,021,084            1,512,209           1,139,849
                                                                               -----------          -----------         -----------

           Income before income taxes ................................             506,191              132,380            (327,754)

Current income tax expense (Note 9) ..................................             203,479               28,350                   -
Deferred income tax benefit ..........................................            (202,300)                   -                   -
                                                                               -----------          -----------         -----------

           Net income ................................................         $   505,012          $   104,030         $  (327,754)
                                                                               ===========          ===========         ===========

Earnings per common share (Notes 2, 15) ..............................         $      0.55          $      0.15         $     (0.48)
                                                                               ===========          ===========         ===========
Diluted earnings per common share (Notes 2, 15) ......................         $      0.54          $      0.15         $     (0.48)
                                                                               ===========          ===========         ===========

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997

                                                  Common                                              Accumulated
                                                 Stock in                         Accumulated           Other              Total
                                                 Number of           Paid-In        Earnings         Comprehensive     Stockholders'
                                                  Shares             Capital       (Deficit)         Income (Loss)         Equity
                                                  ------             -------       ---------         -------------         ------
 Balance at
    December 31, 1996 ...............           676,584       $  7,267,045       $   (267,077)      $      3,897       $  7,003,865
       Exercised
           stock options                            200              2,200                  -                  -              2,200
      Comprehensive
           income:

       Net loss                                                          -           (327,754)                 -
       Net change in
       unrealized gain
       on securities
       available for
       sale, net of tax
       of $2,344                                      -                  -                  -                (73)
      Comprehensive
       Income                                         -                  -                  -                  -           (327,827)
                                                -------       ------------       ------------       ------------       ------------

Balance at
    December 31, 1997                           676,784          7,269,245           (594,831)             3,824          6,678,238
       Stock proceeds                           237,971          3,781,349                  -                  -          3,781,349
       Stock in lieu of
           director fee                           1,004             15,938                  -                  -             15,938
      Comprehensive
           income:
       Net income                                     -                  -            104,030                  -
       Net change in
       unrealized gain
       on securities
       available for
       sale, net of tax
       of ($6,678)...................                 -                  -                  -            (14,720)
      Comprehensive
       Income                                         -                  -                  -                  -             89,310
                                                -------       ------------       ------------       ------------       ------------

Balance at
    December 31, 1998                           915,759         11,066,532           (490,801)           (10,896)        10,564,835



See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
             Years ended December 31, 1999, 1998 and 1997-Continued

                                                    Common                                             Accumulated
                                                   Stock in                          Accumulated         Other             Total
                                                   Number of           Paid-In         Earnings       Comprehensive    Stockholders'
                                                    Shares             Capital        (Deficit)       Income (Loss)        Equity
                                                    ------             -------        ---------       -------------        ------

    Exercised stock options .............               102             1,184                 -                 -              1,184
    Stock in lieu of
       director fee .....................             1,319            22,423                 -                 -             22,423
    Comprehensive
       income:
        Net income ......................                 -                 -           505,012                 -
        Net change in
       unrealized gain
       on securities
       available for sale,
       net of tax
       of ($119,528) ....................                 -                 -                 -          (184,122
    Comprehensive
       Income ...........................                 -                 -                 -                 -            320,890
                                                    -------       -----------       -----------       -----------        -----------
 Balance at
    December 31, 1999 ...................           917,180       $11,090,139       $    14,211       $  (195,018)       $10,909,332
                                                    =======       ===========       ===========       ===========        ===========





















See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                                      1999               1998                1997
                                                                                      ----               ----                ----
Cash flows from operating activities
     Net income (loss) .................................................       $    505,012        $    104,030        $   (327,754)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
          Depreciation .................................................            172,027             164,006             112,089
          Provision for loan losses ....................................            225,270             227,507             252,840
          Loss on sale of other real estate owned ......................             36,603                   -                   -
          Deferred tax asset ...........................................           (202,300)                  -                   -
          Director fees ................................................             22,423              15,938                   -
          (Accretion) amortization, net ................................            112,810               8,840                (814)
          Increase in other assets .....................................           (319,668)           (235,583)            (86,756)
          Increase (decrease) in accrued expenses
             and other liabilities .....................................            579,381             (23,549)            551,547
                                                                               ------------        ------------        ------------
          Net cash provided by operating activities ....................          1,131,558             261,189             501,152
                                                                               ------------        ------------        ------------

Cash flows from investing activities
     Purchase of securities available for sale .........................         (1,000,000)        (13,622,813)         (2,700,000)
     Purchase of securities held for investment ........................                  -                   -          (1,875,000)
     Purchases of restricted FHLB stock ................................            (58,500)           (105,000)                  -
     Proceeds from call of available for sale securities ...............          1,000,000           7,699,769             500,000
     Proceeds from maturities held to maturity securities ..............                  -           2,000,424           4,501,763
     Increase in cash surrender value of life insurance ................           (846,204)                  -                   -
     Origination of loans, net of principal collected ..................        (21,169,141)        (14,610,854)        (16,040,137)
     Purchase of other real estate owned ...............................           (343,086)                  -                   -
     Proceeds from sale of other real estate owned .....................            379,865                   -                   -
     Purchases of premises and equipment ...............................           (141,342)            (24,096)         (1,521,345)
                                                                               ------------        ------------        ------------
            Net cash used in investing activities ......................        (22,178,408)        (18,662,570)        (17,134,719)
                                                                               ------------        ------------        ------------

Cash flows from financing activities
     Net increase in deposits
                                                                                 16,768,218          15,564,936          16,479,127
     Proceeds from exercise of stock options
                                                                                      1,184                   -               2,200
     Proceeds from stock sale ..........................................                  -           3,781,349                   -
     Proceeds from other borrowings ....................................          2,500,000                   -                   -
     Net increase in retail repurchase agreements ......................            396,919              69,628             874,268
                                                                               ------------        ------------        ------------
             Net cash provided by financing activities .................         19,666,321          19,415,913          17,355,595
                                                                               ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents ...................         (1,380,529)          1,014,532             722,028

Cash and cash equivalents at beginning of year .........................          5,220,340           4,205,808           3,483,780
                                                                               ------------        ------------        ------------

Cash and cash equivalents at end of year ...............................       $  3,839,811        $  5,220,340        $  4,205,808
                                                                               ============        ============        ============

Supplemental disclosure of cash flow information
     Cash paid during the year for interest ............................       $  1,797,793        $  1,811,917        $    839,602
                                                                               ============        ============        ============
     Cash paid (received) during the year for income taxes .............       $     (7,138)       $     28,350        $          -
                                                                               ============        ============        ===========

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


Note 1 - Organization

First South Bancorp, Inc. (the "Corporation" or the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for First South Bank (the Bank). On September 30, 1999, pursuant to a plan of exchange approved by the shareholders of the Bank, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Corporation. The Corporation presently engages in no business other than that of owning the Bank and has no employees. The Bank was incorporated on April 23, 1996, and began banking operations on August 19, 1996. The Bank is a South Carolina chartered commercial bank and is engaged in lending and deposit gathering activities from two branches in Spartanburg County, South Carolina. It operates under the laws of South Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions. The Bank's primary business location is in Spartanburg, South Carolina.


Note 2 - Summary of significant accounting policies

The  following is a  description  of the  significant  accounting  and reporting
policies  the  Company   follows  in  preparing  and  presenting  its  financial
statements.

(a)  Basis of Presentation and Consolidation

       The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Securities

     Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

          securities held for investment - held-to-maturity and reported at amortized cost,

          trading securities - reported at fair value with unrealized gains and losses included in earnings, or;

          securities available-for-sale-reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

     The Bank intends to hold the available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities have been classified as held-to-maturity securities because management has determined that the Bank has the intent and the ability to hold all such securities until maturity.

     Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method.

(d)  Loans and allowance for loan losses

     Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, generally when the loan is 90 days delinquent. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income.

     The Company uses the allowance method in providing for possible loan losses. The provision for loan losses is based upon management's estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent losses in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and other factors. Management believes that the allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

     Management considers loans to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.

(e)  Other real estate owned

     Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the carrying amount is supported by its current fair value. OREO is reported net of allowance for losses in the Company's financial statements.

(f)  Premises and equipment

     Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line-basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expense as incurred.

(g)  Income taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

(h)  Cash and cash equivalents

     Cash and cash equivalents include cash and due from banks in addition to federal funds sold and interest-bearing deposits.

(i)  Earnings (loss) per common share

     Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the dilutive effect of outstanding stock options. For the year ended December 31, 1997, potentially dilutive common shares applicable to outstanding stock options were antidilutive and were not included in the computation.

(j)  Fair value of financial instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments"("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination or issuance.

     The following methods and assumptions were used to estimate the fair value for each class of financial instruments.

     Cash and cash equivalents. For cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits, the carrying value approximates fair value.

     Securities. The fair value of investments securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Restricted FHLB stock is valued at cost.

     Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans with frequent repricing and no significant changes in credit risk approximates book value.

     Deposits. The fair value of noninterest-bearing demand deposits, NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits with remaining maturities of more than one year is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.

     Other interest-bearing liabilities. The carrying value of retail repurchase agreements and other borrowed funds approximates fair value since these obligations have variable interest rates with daily repricings.

     Commitments. The fair value of commitments to extend credit is considered to approximate carrying value since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value.

(k)  Recent accounting pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB deferred the effective date of the Statement to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate it will have a material impact.

(l)  Financial statement reclassification

     For comparability, the 1998 figures were reclassified where appropriate to conform with the 1999 financial statement presentation.

Note 3 - Securities

Available for sale

A summary of the amortized cost and estimated fair value of securities available for sale follows:

                                                                                 Gross                 Gross              Estimated
                                                           Amortized          Unrealized            Unrealized              Fair
                                                             Cost                Gains                Losses                Value
                                                             ----                -----                ------                -----
December 31, 1999
   U.S. Government agency
      obligations ..............................          $10,000,000        $           -          $   300,849          $ 9,699,151
   State and local obligations .................              122,875                    -               13,696              109,179
   Restricted FHLB stock .......................              163,500                    -                    -              163,500
                                                          -----------          -----------          -----------          -----------
       Total securities
           available for sale ..................          $10,286,375        $           -          $   314,545          $ 9,971,830
                                                          ===========          ===========          ===========          ===========

December 31, 1998
   U.S. Government agency
      obligations ..............................          $10,000,000          $    22,562          $    42,717          $ 9,979,845
   State and local obligations .................              122,837                2,580                    -              125,417
   Restricted FHLB stock .......................              105,000                    -                    -              105,000
                                                          -----------          -----------          -----------          -----------
       Total securities
           available for sale ..................          $10,227,837          $    25,142          $    42,717          $10,210,262
                                                          ===========          ===========          ===========          ===========

There were no sales of securities available for sale during 1999, 1998 and 1997.

Held for investment

A summary of the carrying value and estimated fair market value of securities held for investment follows:

                                                                                        Gross              Gross           Estimated
                                                                  Amortized          Unrealized         Unrealized           Fair
                                                                    Cost                Gains             Losses             Value
                                                                    ----                -----             ------             -----
December 31, 1999
   State and local obligations .........................           $375,000          $       -           $ 29,824           $345,176
                                                                   --------          --------            --------           --------
       Total securities
            held for
            investment .................................           $375,000          $       -           $ 29,824           $345,176
                                                                   ========          ========            ========           ========

December 31, 1998
   State and local obligations .........................           $375,000           $  7,728           $      -           $382,728
                                                                   --------           --------           --------           --------
       Total securities
            held for
            investment .................................           $375,000           $  7,728           $      -           $382,728
                                                                   ========           ========           ========           ========

There were no sales of securities held for investment in 1999, 1998 and 1997.

The scheduled maturities of debt securities held for investment and available for sale at December 31, 1999 were as follows:


                                                            Available for Sale                           Held for Investment
                                                            ------------------                           -------------------
                                                                              Estimated                                  Estimated
                                                        Amortized               Fair                Amortized               Fair
                                                          Costs                Value                  Costs                Value
                                                          -----                -----                  -----                -----

Due in one year or less ....................         $           -        $            -          $          -            $        -
Due from one to five years .................             9,000,000             8,732,275                     -                     -
Due from five to 10 years ..................             1,000,000               966,875                     -                     -
Due after ten years ........................               122,875               109,180               375,000               345,176
                                                       -----------           -----------           -----------           -----------

                                                       $10,122,875           $ 9,808,330           $   375,000           $   345,176
                                                       ===========           ===========           ===========           ===========

At December 31, 1999, securities with a carrying value of approximately $6,000,000 were pledged to secure other borrowed funds, public funds, retail repurchase agreements and Treasury, tax and loan deposits.


Note 4 - Loans and allowance for loan losses

Loans at December 31, 1999 and 1998 are summarized as follows

                                                      1999               1998
                                                      ----               ----
 Construction and land development .........     $  7,639,096      $  3,038,010
 1-4 Family residential properties .........       11,864,014         8,752,032
 Multifamily residential properties ........          733,966           763,021
 Nonfarm nonresidential properties .........       18,452,839        12,845,101
 Other real estate loans ...................          574,620           424,005
 Commercial and industrial .................       16,579,460         9,274,030
 Consumer ..................................          600,794           763,013
 Other .....................................          556,654                 -
                                                 ------------      ------------
  Total loans .............................        57,001,443        35,859,212
 Less:  Allowance for loan losses ..........         (800,000)         (575,000)
          Net deferred loan fees ...........          (57,178)          (12,950)
                                                 ------------      ------------

                                                 $ 56,144,265      $ 35,271,262
                                                 ============      ============


The activity in the allowance for loan losses for 1999, 1998 and 1997 is summarized as follows:

                                             1999          1998           1997
                                             ----          ----           ----
Balance at beginning of year .........    $ 575,000     $ 350,000     $ 100,000
Provision charged to operations ......      225,270       227,507       252,840
Loan charge-offs .....................         (400)       (2,507)       (2,840)
 Loan recoveries .....................          130             -             -
                                          ---------     ---------     ---------

     Balance at end of year ..........    $ 800,000     $ 575,000     $ 350,000
                                          =========     =========     =========

At December 31, 1999 and 1998, nonaccrual loans amounted to $702,350 and $-0-, respectively. There were no impaired loans at December 31, 1999 and 1998.

At December 31, 1999, the Bank had loans outstanding to officers, directors, and their related interests of $5,628,734. During 1999, directors, officers, and their related interests borrowed $3,802,866, and repaid $1,899,512. At December 31, 1998, the Bank had loans outstanding to officers, directors, and their related interests of $3,725,380. During 1998, directors, officers, and their related interests borrowed $4,768,597 and repaid $3,278,830.

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 1999 and 1998, preapproved but unused lines of credit for loans totaled approximately $13,585,000 and $8,341,000, respectively. In addition, the Bank had issued standby letters of credit amounting to approximately $427,500 at December 31, 1999. These commitments represent no more than the normal lending risk that the Bank commits to its borrowers. If these commitments are drawn, the Bank will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

The Bank grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Spartanburg County. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

Note 5 - Premises and equipment

Premises and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                     1999               1998
                                                     ----               ----

Land .....................................       $   431,412        $   431,412
Building .................................         2,047,979          2,047,979
Leasehold improvements ...................            93,590             93,590
Furniture and equipment ..................           670,603            617,393
Construction in progress .................            88,132                  -
                                                 -----------        -----------
                                                   3,331,716          3,190,374
Less accumulated depreciation ............          (468,285)          (296,258)
                                                 -----------        -----------
Premises and equipment, net ..............       $ 2,863,431        $ 2,894,116
                                                 ===========        ===========

Depreciation expense for the years ended 1999, 1998 and 1997 amounted to $172,027, $164,006 and $112,089, respectively.


Note 6 - Deposits

A summary of deposit accounts at December 31, 1999 and 1998 follows:

                                                     1999               1998
                                                     ----               ----
Demand:
    Noninterest-bearing ................         $ 3,389,227         $ 3,213,126
    Interest bearing ...................          15,395,626          12,639,183
Savings ................................           1,927,759             767,275
Time, $100,000 or more .................          10,930,849           6,841,137
Other time .............................          27,071,857          18,486,379
                                                 -----------         -----------
                                                 $58,715,318         $41,947,100
                                                 ===========         ===========

At December 31, 1999, the scheduled maturities of time deposits are as follows:

                        2000              $28,863,009
                        2001                8,011,973
                        2002                1,102,721
                        2003                   25,003
                        2004                        -
                        Thereafter                  -
                                          -----------

                                          $38,002,706
                                          ===========

Note 7 - Other borrowed funds

At December 31, 1999, the Bank had an advance of $2,500,000 from the Federal Home Loan Bank (FHLB). The borrowing carries an interest rate of the FHLB of Atlanta overnight deposit rate plus .25% (4.55%) at December 31, 1999. The borrowing matures November 20,2000 and is secured by an U.S. government agency security.

At  December  31,  1999  and  1998,  the  Bank had  $5,100,000  and  $2,000,000,
respectively, in unused lines of credit to purchase federal funds from banks.

Note 8 - Regulatory capital requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) , and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Corporation and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Corporation and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the table.

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                   For Capital                Prompt Corrective
                                                                                Adequacy Purposes            Action Provisions
                                                                                -----------------            -----------------
                                                        Actual                        Minimum                      Minimum
                                                        ------                        -------                      -------
                                                 Amount         Ratio         Amount           Ratio         Amount           Ratio
                                                 ------         -----         ------           -----         ------           -----
December 31, 1999
   Total Capital
     (To Risk Weighted
      Assets) .......................        $11,861,000         19.6%      $ 4,844,000         8.0%      $ 6,055,000         10.0%
   Tier I Capital
     (To Risk Weighted
      Assets) .......................        $11,104,000         18.3%        2,422,000         4.0%        3,633,000          6.0%
   Tier I Capital
    (To Average Assets) .............        $11,104,000         14.9%        2,977,000         4.0%        3,721,000          5.0%


December 31, 1998
   Total Capital
     (To Risk Weighted
      Assets) .......................        $11,084,000         27.3%      $ 3,245,000         8.0%      $ 4,056,000         10.0%
    Tier I Capital
     (To Risk Weighted
      Assets) .......................        $10,576,000         26.1%        1,623,000         4.0%        2,434,000          6.0%
   Tier I Capital
    (To Average Assets) .............        $10,576,000         19.6%        2,156,000         4.0%        2,695,000          5.0%

Note 9 - Income taxes

As a result of its operating losses, the Bank did not have either federal or state taxable income in 1997 and, therefore, there was no current income tax expense.

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:
                                                                 Years ended
                                                                December 31
                                                            1999          1998
                                                         ----------    -------

  Statutory rates ....................................        34.0%       34.0%
  Increase (decrease) resulting from:
    State taxes, net of federal benefit ..............         3.1%        2.3%
    Effect of tax exempt interest and dividends ......        (1.4%)      (6.1%)
    (Decrease) increase in valuation allowance .......       (36.7%)       6.0%
    Other, net .......................................         1.0%      (14.8%)
                                                             -----       -----

                                                                 -        21.4%
                                                             =====        ====


The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                        1999              1998
                                                        ----              ----
Deferred tax assets
   Allowance for loan losses .................       $ 260,000        $ 172,000
   Loan fee deferral .........................          20,000            5,000
   Premium on loan participation .............          19,000           38,000
   Unrealized loss on securities
       available for sale ....................         120,000            3,000
   Start-up costs amortization ...............          47,000           75,000
   Other .....................................           2,000                -
                                                     ---------        ---------
       Gross deferred tax assets .............         468,000          293,000
   Less valuation allowance ..................        (117,700)        (274,000)
                                                     ---------        ---------
       Net deferred tax assets ...............         350,300           19,000

Deferred tax liabilities .....................         (28,000)         (19,000)
                                                     ---------        ---------

       Net ...................................       $ 322,300        $       -
                                                     =========        =========


Note 10 - Operating leases

The Bank leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 1999, are as follows:

                  2000                                     $ 74,681
                  2001                                       84,419
                  2002                                       85,956
                  2003                                       87,494
                  2004 and thereafter                        79,613
                                                         ----------

                                                           $412,163

Total lease expense was $32,400 for 1999, 1998 and 1997.

Note 11 - Restrictions on dividends, loans and advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's common stock and surplus on a secured basis.

At December 31, 1999, the Bank's retained earnings available for the payment of dividends was $20,211.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect would cause the Bank's capital to be reduced below applicable minimum regulatory capital requirements.

Note 12 - Employee benefit plan

401(k) plan

All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6%, the Company makes a 100% matching contribution. Expense related to this plan was $37,188, $28,091, and $26,913 in 1999, 1998 and 1997, respectively.

Salary continuation plan

During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. At December 31, 1999, $4,562 in accrued benefit expense was included in other liabilities.


Note 13 - Stock options

The Company has issued incentive stock options to certain officers and employees. These options are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue using the measurement method prescribed in Accounting Principles Board (APB) Opinion No. 25 and, accordingly, SFAS No. 123 has no effect on the Company's financial position or results of operations.

The following is a summary of stock option activity and related information for the years ended December 31, 1999, 1998 and 1997:

                                                                     1999                       1998                        1997
                                                                     ----                       ----                        ----
                                                                 Weighted Avg.               Weighted Avg.             Weighted Avg.
                                                   Options       Exercise Price  Options     Exercise Price  Options  Exercise Price
                                                   -------       --------------  -------     --------------  -------  --------------

Outstanding-
   Beginning of period ....................         37,992       $   12.10      28,779       $   11.16      29,379      $   11.20
   Granted ................................         20,208           16.89       9,213           15.04         100          13.50
   Exercised ..............................           (100)          11.00           -            -           (200)         11.00
   Forfeited ..............................              -            -              -            -           (500)         11.00
                                                   -------                     -------                     -------

Outstanding-End of
   Year ...................................         58,100       $   13.76      37,992       $   12.10      28,779      $   11.16
                                                   =======                     =======                     =======
 Exercisable-End of Year ..................         30,720       $   11.70      18,290       $   11.12       9,145      $   11.12
                                                   =======                     =======                     =======
 Weighted average fair
   value of options granted
   during the year ........................        $  8.43                     $  6.54                     $  5.61
                                                   =======                     =======                     =======

Exercise prices for options outstanding as of December 31, 1999 and 1998 ranged from $11 to $17. The weighted average remaining contractual life of those options is approximately 8 years at December 31, 1999 and 1998.

Because the Company had adopted the disclosure only provisions of SFAS No. 123, no compensation cost has been recognized for the stock options plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have increased to the pro forma amounts indicated below:

                                                                                1999                1998               1997
                                                                                ----                ----               ----
Net income (loss) - as reported .......................................      $ 505,012          $ 104,030          $(327,754)
Net income (loss) - pro forma .........................................        480,678             73,278           (361,342)
Earnings (loss) per common share - as reported ........................            .55                .15               (.48)
Earnings (loss) per common share - pro forma ..........................            .53                .10               (.53)
Diluted earnings (loss) per common share - as reported ................            .54                .15               (.48)
Diluted earnings (loss) per common share - pro forma ..................            .51                .10               (.53)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997; dividend yield of 0%, expected volatility of 20% for 1999 and 1998, and 12% for 1997, risk-free interest rates of 6.25% in 1999, 4.65% in 1998 and 5.70% in 1997, and expected lives of 10 years for the options.

Note 14 - Fair value of financial instruments

The estimated fair value of financial instruments are as follows:

                                                                               1999                                 1998
                                                                               ----                                 ----
                                                                  Carrying           Estimated             Carrying       Estimated
                                                                   Amount            Fair Value             Amount        Fair Value
                                                                   ------            ----------             ------        ----------
                                                                        (in thousands)                          (in thousands)
Financial assets
   Cash and cash equivalents ...........................            $ 3,840              3,840              5,220              5,220
   Securities
      Available for sale ...............................              9,972              9,972             10,210             10,210
      Held for investment ..............................                375                345                375                383
   Loans ...............................................             56,144             55,943             35,271             35,271

Financial liabilities
   Deposits ............................................             58,715             58,715             41,947             41,947
   Retail repurchase agreements ........................              1,723              1,723              1,326              1,326
   Other borrowed funds ................................              2,500              2,500                  -                  -

The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 15 - Earnings per common share (EPS)

     The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows:

                                                                                                                             Per
                                                                                Income                  Shares              Share
December 31, 1999                                                             (Numerator)            (Denominator)          Amount
                                                                              -----------            -------------          ------
Earnings per common share:
Income available to common
    stockholders ..............................................                $505,012                 915,803               $ .55
Effect of dilutive securities
    Stock options .............................................                       -                  11,053                (.01)
                                                                               --------                 -------               -----
Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ...............................................                $505,012                 926,856               $ .54
                                                                               ========                 =======               =====
                                                                                                                             Per
                                                                                Income                  Shares              Share
December 31, 1998                                                             (Numerator)            (Denominator)          Amount
                                                                              -----------            -------------          ------
Earnings per common share:
Income available to common
    stockholders ...............................................                $104,030                 705,479             $  .15
Effect of dilutive securities
    Stock options ..............................................                       -                   9,064                  -
                                                                                --------                 -------             ------
Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ................................................                $104,030                 714,543             $   .15
                                                                                ========                 =======             =======

Note 16 - Condensed financial statements of parent company

Financial information pertaining to First South Bancorp, Inc. is as follows:

Balance Sheet

                                                                    December 31,
                                                                        1999
                                                                        ----
Assets
    Investment in common stock of First South Bank ...........       $10,909,332
                                                                     -----------
       Total assets ..........................................       $10,909,332
                                                                     ===========
Equity
    Stockholders' equity .....................................       $10,909,332
                                                                     -----------
       Total stockholders' equity ............................       $10,909,332
                                                                     ===========


Income Statement

                                                                     Year ended
                                                                    December 31,
                                                                        1999
                                                                        ----
Income
       Operating income ........................................      $       -

Expense
    Other expenses - directors' fee ............................          6,000
                                                                      ---------

Loss before equity in undistributed net income
    of First South Bank ........................................         (6,000)

Equity in undistributed net income of First South Bank .........        511,012
                                                                      ---------
                                                                      $ 505,012
                                                                      =========

The parent company had no cash transactions during 1999. The directors' fees were paid with Company stock in lieu of cash.

Note 17 - Noncash transaction

The Company foreclosed on an asset during the year ended December 31, 1999 and transferred the loan and accrued interest balance at the time of sale to other real estate owned in the amount of $73,382.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation," "Retirement Benefits" and "Stock Option Plan" in registrant's definitive proxy statement filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant*
3.2                       Bylaws of Registrant*
10.1                      First South Bank Stock Option Plan
10.2                      Form of Option Agreements with Barry L. Slider,  dated
                          as  of  December  31,  1998,  December  31,  1997  and
                          December 31, 1996.
10.3                      Form of Salary  Continuation  Agreements with Barry L.
                          Slider and V. Lewis Shuler dated November 19, 1999.
21                        Subsidiaries of Registrant
27                        Financial Data Schedule
---------------
*Incorporated by reference to Form 8-A filed November 12, 1999

(b)      Reports on Form 8.K.

         No reports on Form 8-K were filed by the registrant in the fourth quarter of 1999.

                           FORWARD-LOOKING STATEMENTS


         This document contains forward-looking statements with respect to the financial condition, results of operations, and business of the Company and the Bank. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) The Company and its subsidiary bank may not be able to operate profitably; (2) Competitive pressure in the banking industry may increase significantly; (3) Costs or difficulties related to operation of the Bank may be greater than expected; (4) Changes in the interest rate environment may reduce margins; (5) General economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit demand and quality; (6) Changes may occur in the regulatory environment; (7) Changes may occur in business conditions and/or inflation; and (8) Changes may occur in the securities markets. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            First South Bancorp, Inc.


                                s/Barry L. Slider
March 28, 2000              By:-------------------------------------------------
                                 Barry L. Slider
                                 President and Chief Executive Officer


                                s/V. Lewis Shuler
                           By:--------------------------------------------------
                                 V. Lewis Shuler
                                 Executive Vice President
                                 (Principal Financial and
                                  Principal Accounting Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

--------------------------               Director                                           March __, 2000
Richard H. Brooks

s/Harold E. Fleming, M.D.
--------------------------               Director                                           March 28, 2000
Harold E. Fleming, M.D.

s/Joel C. Griffin
--------------------------               Director                                           March 28, 2000
Joel C. Griffin

s/Roger A. F. Habisreutinger
--------------------------               Chairman, Director                                 March 28, 2000
Roger A. F. Habisreutinger

s/Ashley F. Houser
--------------------------               Director                                           March 28, 2000
Ashley F. Houser

--------------------------               Director                                           March __, 2000
Herman E. Ratchford

--------------------------               Director                                           March __, 2000
Chandrakant V. Shanbhag

s/Barry L. Slider
--------------------------               President, Chief Executive Officer, Director       March 28, 2000
Barry L. Slider

s/David G. White
--------------------------               Director                                           March 28, 2000
David G. White