Form 10QSB
period 2000-03-31
FIRST SOUTH BANCORP INC
filed 2000-05-15
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000


                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
                     (Exact Name of Small Business Issuer )

     SOUTH CAROLINA                                       57-1086258
(State of Incorporation)                    (IRS Employer Identification Number)




                               1450 Reidville Road
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                           (Issuer's Telephone Number)




Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 917,180 shares outstanding on March 31, 2000.

Transitional Small Business Disclosure Format (Check one)  YES  [ ]  NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Balance Sheets ........................................      3

                  Statement of Operations ...............................      4

                  Statement of Comprehensive Income .....................      5

                  Statement of Cash Flows ...............................      6

                  Notes to Unaudited Statements .........................      7




         Item 2.  Management's Discussion and Analysis ..................   8-17


Part II -         OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K ......................     18


SIGNATURES ..............................................................     19

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                                  (Unaudited)
                                                                                                    March 31            December 31
                                                                                                      2000                   1999
                                                                                                      ----                   ----
Assets
Cash & due from banks ..............................................................               $  1,547                $    978
Due from banks - interest bearing ..................................................                  4,814                      12
Federal funds sold .................................................................                      0                   2,850
Investment securities ..............................................................                 10,295                  10,347
Loans ..............................................................................                 64,135                  56,944
    Allowance for loan losses ......................................................                   (835)                   (800)
                                                                                                   --------                --------
Loans - net ........................................................................                 63,300                  56,144
Property & equipment, net ..........................................................                  3,078                   2,863
Other assets .......................................................................                  2,111                   1,867
                                                                                                   --------                --------

          Total assets .............................................................               $ 85,145                $ 75,061
                                                                                                   ========                ========

Liabilities
Deposits
Noninterest-bearing ................................................................               $  3,465                $  3,389
Interest-bearing ...................................................................                 68,233                  55,326
                                                                                                   --------                --------
          Total deposits ...........................................................                 71,698                  58,715
Other liabilities ..................................................................                  2,398                   5,437
                                                                                                   --------                --------
          Total liabilities ........................................................                 74,096                  64,152

Shareholders' equity
Common stock - no par value;
20,000,000 authorized - issued 917,180 .............................................                  4,586                   4,586
Additional paid-in capital .........................................................                  6,504                   6,504
Accumulated earnings ...............................................................                    186                      14
Accumulated other comprehensive income/(loss) ......................................                   (227)                   (195)
                                                                                                   --------                --------
           Total shareholders' equity ..............................................                 11,049                  10,909

           Total liabilities and shareholders' equity ..............................               $ 85,145                $ 75,061
                                                                                                   ========                ========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations

                                                                                                            (Unaudited)
                                                                                                       Period ended March 31
                                                                                                            Three Months
                                                                                                      2000                    1999
                                                                                                      ----                    ----
                                                                                            (Dollars in thousands, except per share)
Interest income
         Loans, including fees .....................................................                  $1,504                  $  871
         Investment securities .....................................................                     150                     152
         Federal funds sold ........................................................                      37                      42
         Other investments .........................................................                       3                      19
                                                                                                      ------                  ------
         Total interest income .....................................................                   1,694                   1,084

Interest expense
         Deposits and borrowings ...................................................                     866                     519

Net interest income ................................................................                     828                     565
Provision for loan losses ..........................................................                      35                      30
Net interest income after provision ................................................                     793                     535

Other income
         Service charges on deposit accounts .......................................                      31                      31
         Other income ..............................................................                      93                      45
                                                                                                      ------                  ------
         Total other income ........................................................                     124                      76

Other expenses
         Salaries and benefits .....................................................                     410                     269
         Occupancy and equipment ...................................................                      98                      86
         Other expense .............................................................                     181                     123
                                                                                                      ------                  ------
         Total other expense .......................................................                     689                     478

Income before income taxes .........................................................                     228                     133
         Income taxes ..............................................................                      56                      50
                                                                                                      ------                  ------
Net income .........................................................................                  $  172                  $   83
                                                                                                      ======                  ======

Earnings per common share ..........................................................                  $  .19                  $  .09

Diluted earnings per common share ..................................................                  $  .18                  $  .09

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statement of Comprehensive Income
                                     (000's)

                                                             (Unaudited)
                                                    Three  Months Ended March 31
                                                         2000             1999
                                                         ----             ----


Net Income ......................................       $ 172           $  83

Other comprehensive income (loss):
Change in unrealized holdings gains &
    losses on available for sale securities .....         (52)            (55)

Income tax (expense) benefit on other
                comprehensive income (loss) .....          20              21
                                                        -----           -----
Total other comprehensive income (loss) .........         (32)            (34)

Comprehensive income (loss) .....................         140              49
                                                        =====           =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
               For the three Months ended March 31, 2000 and 1999


                                                                                                                 (Unaudited)
                                                                                                      Three Months      Three Months
                                                                                                           Ended            Ended
                                                                                                         March 31          March 31
                                                                                                           2000              1999
                                                                                                           ----              ----
                                                                                                            (Dollars in thousands)
Operating Activities
Net income ...................................................................................           $   172             $   83
Adjustments to reconcile net income to net cash
         provided by operating activities
         Provision for loan losses ...........................................................                35                 30
         Depreciation ........................................................................                44                 43
         Director fees .......................................................................                 8                  7
         Increase in other assets ............................................................              (355)              (242)
         Increase (decrease) in accrued expenses and other liabilities .......................              (200)                95

Net cash provided by operating activities ....................................................              (296)                16


Investing Activities
         Purchase of restricted FHLB stock ...................................................                 0                (59)
         Origination of loans, net of principal collected ....................................            (7,133)            (4,551)
         Purchase of premises and equipment ..................................................              (200)               (20)

Net cash used in investing activities ........................................................            (7,333)            (4,630)

Financing Activities
         Net increase in deposits ............................................................            12,983              1,768
         Net increase in retail repurchase agreements ........................................              (332)               574
         Payment (decrease) of other borrowings ..............................................            (2,500)                 0

Net cash provided (used) by financing activities .............................................            10,151              2,342

Net increase (decrease) in cash and cash equivalents .........................................             2,522             (2,272)

Cash and cash equivalents, beginning .........................................................             3,840              5,220

Cash and cash equivalents, ending ............................................................             6,363              2,948

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated  Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the financial statements and footnotes thereto for First South Bancorp, Inc.'s fiscal year ended December 31, 1999, contained in First South Bancorp, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1999.

Note 2.  Organization

         First South Bancorp, Inc., (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for First South Bank (the "Bank"). On September 30, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and has no employees.

                            FIRST SOUTH BANCORP, INC.

                                 Part I - Item 2

 Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and related notes and more detailed information provided in the Company's Annual Report on Form 10-KSB. Because all of the Company's operations have thus far been conducted through a subsidiary bank, the following discussion will refer to the results of operations and financial condition of the Bank.

Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new office, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

During 1999, management of the Company implemented specific plans to achieve strategic objectives of balance sheet growth and improved earnings performance. A primary component in these plans was the expansion into a new market which had the greatest potential for providing an environment which would enable the bank to attain these objectives. Accordingly, branch operations were established in Columbia, S.C. on March 20, 2000. Though operational for only twelve days in the first quarter period, early results from the Columbia operations have provided an optimistic outlook on the contribution to growth and earnings this new market will provide.

Assets for the first three months of 2000 increased 13.4 %, compared to a 4.4 % increase for the same period in 1999. Deposits grew during in the first quarter of 2000 by 22.1 %, well-above the 4.1 % growth during the first quarter of 1999. Pretax income for the first quarter of 2000 was $ 171,947, a 106.9 % increase over the first quarter 1999 amount of $83,101.

The Bank's primary source of income is net interest income, which is the difference between interest earned and interest paid. The net interest margin is net interest income as a percentage of average earning assets. Net interest margin for the three months period ended March, 2000, was 4.55 % , up from 4.39 % for the same period in 1999. Net interest expense, which is primarily the amount of interest paid to depositors, increased by 53 basis points from 5.01% in 1999 to 5.54 % in 2000. Interest income, primarily interest received from loans and to a lesser degree the interest earned on the Bank's investments portfolio, increased 89 basis points from 8.42 % in 1999 to 9.31 % in 2000. The most notable factor contributing to the increase in the earning assets yield and the net interest margin was the increase in loans as a percentage of total earning assets. With loans having the highest interest yield of any category of earning assets, the increase in the percentage of loans to total earning assets,
81.9 % in 2000 compared to 70.0 % in 1999, had a significant positive effect on net interest income. Conversely, the increase in the average cost of funds rate on interest-bearing liabilities of 53 basis points served to restrain improvement in net interest earnings. The rates earned on assets and paid on interest-bearing liabilities are expected to continue to be influenced by competition for quality loan customers as well as government fiscal and monetary policies.

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan . This judgmental analysis is based upon a model that assigns a risk rating on individual loans and considers the loss risks associated with the various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis.

For the period ending March 31, 2000, noninterest income was $124,000, a 63.2 % increase over the $76,000 amount received during the same period in 1999. The $48,000 increase resulted primarily from the commissions and fees generated by the full-service brokerage operations of the Bank's subsidiary, First South Financial Services, Inc. Service charge income remained the same in the first quarter of 2000 compared to the same period in 1999. This situation resulted from the rise in the interest rate of 3 month t-bills, the rate upon which corporate deposits are provided an earnings allowance on account balances to reduce or offset monthly activity service charges.

Through March 31, 2000, operating expenses as a percentage of average assets increased in 2000 from that of 1999 by 12 basis points, to 3.52 % from 3.40 %. Total operating expenses for the period ending March 31 increased in 2000 over 1999 by $211,000, or 44.1 %. While a portion of this increase can be attributed to the growth the Bank experienced since the end of the first quarter of 1999, the additional cost of establishing a branch office in the first quarter of 2000 added significantly to the total noninterest expense increase. Management continues to be challenged to hold operating expenses at a level adequate to support growth while achieving favorable operating efficiency ratios.

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets ( generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap"analysis. The Bank's Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2000, the cumulative one-year gap for the Bank was a negative or liability sensitive $3,237,000, or 3.8 % of total assets. At March 31, 2000, the cumulative five-year gap for the Bank was a positive $7,027,000, or 8.3 % of total assets. A positive gap means that assets would reprice faster than liabilities if interest rates changed and with a negative gap liabilities reprice faster than assets. The Bank's gap is within its policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward.

For the period ending March 31, 2000, as compared to the same period in 1999, the Bank's average assets increased by 39.0 %. Asset growth is directly related to deposit growth and the funds available to the Bank for investment. The growth in average deposits reflected at quarter end for the first quarter of 2000 of $19.7 million, or 45.3% over average deposits for the same period in 1999, would not have been allowed to occur, however, had there not been a strong quality loan demand during the same period. Average loan outstandings through March 31, 2000, increased $23.4 million or 64.1% over the same period's average in 1999. The availability of local deposits in 2000 has allowed the Bank to take advantage of the lending opportunities created by the strength of the local economy without funding loan growth with other borrowed funds.

From March 31, 1999, until March 31, 2000, the Bank's nonpersonal loan portfolio grew by $18.9 million, or 61.2 %, as the Bank has developed growth opportunities in commercial and commercial real estate related business loans. While average balances of loans secured by real estate have increased significantly, the Bank believes prudent real estate lending has provided excellent collateral for loans with a variety of purposes. Management believes the Bank is not dependent on any single group of customers concentrated in any particular industry whose decline in performance would have a material adverse effect on operations.

The following tables are provided to assist the reader in understanding the results of operations and financial condition.


Table One
                Net interest Income and Average Balance Analysis
                       for the Three Months Ended March 31
                                  2000 and 1999
                                    (000's)

                                                        Interest                      Average
Interest-Earning Assets (000's)                      Average Balance               Income/Expense                  Yield / Cost
                                                    2000           1999           2000           1999           2000           1999
                                                    ----           ----           ----           ----           ----           ----
Federal Funds Sold .......................       $  2,564       $  3,613        $    37        $    42          5.79%         4.75%
Investments ..............................         10,661         12,059            153            171          5.76%         5.68%
Loans ....................................         59,946         36,519          1,504            871         10.09%         9.67%
                                                 --------       --------        -------        -------
Total Interest Earning Assets ............       $ 73,171       $ 52,191        $ 1,694        $ 1,084          9.31%         8.42%

Noninterest-Earning Assets
Cash & Due From Banks ....................       $  1,400          1,228
Investments: Fair Value ..................           (369)           (30)
Loan Loss Reserve ........................           (812)          (576)
Premises & Equipment .....................          2,884          2,860
Interest Receivable & Other ..............          1,941            578
                                                 --------       --------
Total Noninterest-Earning Assets .........       $  5,044          4,060

TOTAL ASSETS .............................       $ 78,215         56,251
                                                 ========       ========
Interest-Bearing Liabilities
NOW, Savings, Money Market ...................    $18,319         14,213        $   214            150           4.71%        4.29%
Time Deposits & IRA's ........................     41,474         26,225            611            354           5.93%        5.48%
Fed Funds Purchased & Repos ..................      1,727          1,426             22             14           5.05%        3.98%
Demand Notes Issued to Treasury ..............        180             99              2              1           3.58%        4.10%
Other Borrowed Funds .........................      1,199              0             17              0           5.84%           0%
Total Interest-Bearing Liabilities ...........    $62,899         41,963        $   866        $   519           5.54%        5.01%

Noninterest-Bearing Liabilities
Demand Deposits ..............................    $ 3,449         3,122
Interest Payable .............................        546           335
Other Liabilities ............................        300           190
                                                  -------       -------
Total Noninterest-Bearing Liabilities ........    $ 4,295         3,647

Stockholders' Equity .........................    $11,021        10,641

Total Liabilities & Equity ...................    $78,215        56,251
                                                  =======       =======
Net Interest Income                                                             $   828        $  565
Net Yield on Earning Assets                                                                                      4.55%        4.39%
Interest Rate Spread                                                                                             3.77%        3.41%

Numerous factors contributed to an improved net interest margin from the first quarter of 1999 to the first quarter of 2000. Most significant of these were:

(1) The category of earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 70.0 % to 81.9 %;
(2) The bank was asset sensitive in a rising rate environment resulting in earning assets repricing more frequently than interest-bearing liabilities.

Not all of the balance sheet changes in the first quarter of 2000 had a positive effect on the net interest margin, however. With loan growth outpacing deposit growth, the necessity to partially fund loan growth from off-balance sheet sources, specifically FHLB advances, resulted in the reliance on a funding source with a higher cost of funds rate than rates paid on most of the deposit categories.

Table Two
                      Summary of Total Noninterest Income
                       for the Three Months Ended March 31
                                  2000 and 1999
                                     (000's)

                                                             2000           1999
                                                             ----           ----
Service Charges ................................            $ 31            $ 31
Commissions & Fees * ...........................              69              25
Other Noninterest Income .......................              24              20
                                                            ----            ----
Total ..........................................            $124            $ 76

* This $44,000 increase was almost totally attributed to commissions generated by the full-service brokerage subsidiary, First South Financial Services, Inc.

Table Three
                      Summary of Total Noninterest Expense
                       For the Three Months Ended March 31
                                  2000 and 1999
                                     (000's)
                                                             2000           1999
                                                             ----           ----
Salaries & Employee Benefits * ...................           $410           $269
Occupancy & Equipment ............................             98             86
Other ............................................            181            123
                                                             ----           ----
Total ............................................           $689           $478

* $74,000 of the total $141,000 (52.5 %) increase in salaries and employee benefits expense resulted from staffing the new office in Columbia, S.C.

Table Four
                               Analysis of Loans
                            March 31 Balances (000's)

                                                     2000               1999
                                                     ----               ----
Real Estate:
Construction & Land Development ..........   $ 9,550    14.9%   $ 3,070     7.6%
1-4 Family Residential Properties ........    13,726    21.4%     8,804    21.8%
Multifamily Residential Properties .......       727     1.1%       630     1.6%
Nonfarm Nonresidential Properties ........    20,589    32.1%    15,856    39.2%
Other Real Estate Loans ..................       549      .9%       423     1.0%
Commercial & Industrial ..................    17,980    28.0%    10,900    27.0%
Consumer .................................       462      .7%       634     1.6%
Other ....................................       552      .9%        93      .2%
                                             =======            =======
TOTAL ....................................   $64,135   100.0%   $40,410   100.0%

Table Five
               Analysis of Loan Maturities and Repricing Frequency
                          as of March 31, 2000 (000's)

                                             Within         > 3 Months       > 1 Year      > 3 Years          Over
                                            3 Months        12  Months       3  Years        5 Years         5 Years          Total
                                            --------        ----------       --------        -------         -------          -----
Variable Rate Loans ................         $56,460         $               $               $               $               $56,460

Fixed Rate Loans ...................           1,672           1,573           2,131           1,046             225           6,647
                                             -------         -------         -------         -------         -------         -------
Total Loans** ......................         $58,132         $ 1,573         $ 2,131         $ 1,046         $   225         $63,107

** Total excludes loans on nonaccrual of $1,028

Table Six
                    Analysis of the Allowance for Loan Losses
                       for the Three Months Ended March 31

                                                        2000              1999
                                                        ----              ----
Balance at Beginning of Year ................        $ 800,000        $ 575,000
Provision Charged to Operations .............           35,000           30,340
Loans Charged-off ...........................                0             (400)
Loan Recoveries .............................                0               60
                                                     ---------        ---------
Balance at End of Year ......................        $ 835,000        $ 605,000

Total loans past due 30 days or more on 3/31/00 were two loans on nonaccrual status totaling $1,028,000 and one loan secured by real estate in the amount of $150,000.

Table Seven

                        Analysis of Investment Securities
                              as of March 31, 2000
                                     (000's)

                                                                     Available for Sale                       Held for Investment
                                                                     ------------------                       -------------------
                                                                 Amortized           Fair              Amortized             Fair
                                                                   Cost              Value                Cost               Value
                                                                   ----              -----                ----               -----

Due in one year or less ............................             $     0             $     0             $     0             $     0
Due from one to five years .........................               9,000               8,687                   0                   0
Due from five to ten years .........................               1,000                 957                   0                   0
Due After ten years ................................                 123                 112                 375                 355
FHLB Stock .........................................                                                         164                 164
                                                                 =======             =======             =======             =======
                                                                 $10,123             $ 9,756             $   539             $   519

At March 31, 2000, securities with a carrying value of approximately $2,880,000 were pledged to secure retail repurchase agreements and Treasury, tax and loan deposits. The securities portfolio at 3/31/00 had a weighted average yield of 5.76%.

Table Eight

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of March 31, 2000
                                     (000's)

                                                                   One Year         Over One Year           Over
                                                                   or Less          to Five Years        Five Years            Total
                                                                   -------          -------------        ----------            -----
Interest Earning Assets
Due From Banks: Int.-bearing ..........................           $  4,814            $      0           $      0           $  4,814
Investment Securities (Book Value) ....................                  0               9,000              1,498             10,498
FHLB Stock ............................................                164                   0                  0                164
Loans (Excludes nonaccruals) ..........................             59,705               3,177                225             63,107
                                                                  ========            ========           ========           ========
Total .................................................           $ 64,683            $ 12,177           $  1,723           $ 78,583

Interest-Bearing Liabilities
NOW Accounts ..........................................           $ 17,966            $      0           $      0           $ 17,966
Savings & MMIA ........................................              2,428                   0                  0              2,428
Time Deposits:$100m & > ...............................             15,240                 200                  0             15,440
Time Deposits: < $100m ................................             30,686               1,713                  0             32,399
Repurchase Agreements .................................              1,391                   0                  0              1,391
TT&L Demand Note Funds ................................                209                   0                  0                209
                                                                  ========            ========           ========           ========
Total .................................................           $ 67,920            $  1,913           $      0           $ 69,833

Period  Gap ...........................................           ($ 3,237)           $ 10,264           $  1,723           $  8,750

Cumulative Gap ........................................           ($ 3,237)           $  7,027           $  8,750

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities .......................             (95.2%)             639.9%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ......................             (95.2%)             110.0%

                                                             3 Months           Over 3 Months            Over One
                                                              & Less             to 12 Months              Year              Total
                                                              ------             ------------              ----              -----
Time Deposits
$100,000 and Greater ...........................              $ 5,146              $10,094              $   200              $15,440



Table Nine

                                 Selected Ratios
                         for the Periods Ending March 31

                                                          2000           1999
                                                          ----           ----
Return on Average Assets .......................          .88%           .60%

Return on Average Equity .......................         6.26%          3.16%

Dividend Payout Ratio ..........................          N/A             N/A

Average Stockholders Equity
as a Percentage of Average Assets ..............        14.09%         18.92%

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 66.2 % of total assets at March 31, 2000. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The bank also has $5.1 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

Between the first quarter ending periods of 2000 and 1999, equity capital of the Bank increased $617,465. With $23,607 of this increase resulting from the additional sale of stock, $593,858 was due to the increase in retained earnings.

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

The Bank's March 31, 2000 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                             To be well capitalized
                                                                                      For capital            under prompt corrective
As of March 31, 2000                                          Actual               adequacy purposes            action provisions
(000's)                                                       ------               -----------------            -----------------
                                                                                          Minimum                     Minimum
                                                                                          -------                     -------
                                                     Amount           Ratio        Amount          Ratio         Amount       Ratio
                                                     ------           -----        ------          -----         ------       -----
Total Capital (to risk ....................         $12,111           17.7%       $ 5,479           8.0%       $ 6,848         10.0%
weighted assets)

Tier 1 Capital (to risk ...................         $11,276           16.5%       $ 2,739           4.0%       $ 4,109          6.0%
weighted assets)

Tier 1 Capital (to ........................         $11,276           14.3%       $ 3,143           4.0%       $ 3,929          5.0%
average assets) (leverage)

                           PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.
                  from Item 601 of
                  Regulation S-B            Description
                  --------------            -----------
                        27                  Financial Data Schedule


         (b)      Reports on Form 8-K :    None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   First South Bancorp, Inc.

                                   s/Barry L. Slider
May 10, 2000                       ---------------------------------------------
                                   Barry L. Slider, President and Chief
                                   Executive Officer


                                   s/V. Lewis Shuler
                                   ---------------------------------------------
                                   V. Lewis Shuler, Executive Vice President
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description                        Page

   27                         Financial Data Schedule