Form 10QSB
period 2000-06-30
FIRST SOUTH BANCORP INC
filed 2000-08-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
                      (Exact Name of Small Business Issuer)


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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 917,180 shares outstanding on June 30, 2000.

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

     Item 1.  Financial Statements

              Balance Sheet....................................................3

              Statement of Operations..........................................4

              Statement of Comprehensive Income................................5

              Statement of Cash Flows..........................................6

              Statement of Changes in Shareholders' Equity.....................7

              Notes to Unaudited Statements....................................8

     Item 2.  Management's Discussion and Analysis..........................9-18

     Part II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.............19


     Item 6.  Exhibits and Reports on Form 8-K................................19


SIGNATURES        ............................................................20

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            FIRST SOUTH BANCORP, INC.
                           Consolidated Balance Sheets
                            ( $ amounts in thousands)

                                                                                    (Unaudited)       (Unaudited)
                                                                                      June 30,          June 30,        December 31,
                                                                                        2000              1999              1999
                                                                                        ----              ----              ----
Assets
Cash and due from banks ...................................................          $  1,661           $  1,124           $    978
Due from banks - interest bearing .........................................               330                  9                 12
Federal funds sold ........................................................             7,500              3,325              2,850
Investment securities:
     Securities held to maturity ..........................................               375                375                375
     Securities available for sale ........................................             9,930             10,562              9,972
Loans .....................................................................            72,220             43,716             57,001
     Less allowance for loan losses .......................................              (903)              (640)              (800)
                                                                                     --------           --------           --------
Loans - net ...............................................................            71,290             43,076             56,201
Property and equipment, net ...............................................             3,018              2,815              2,863
Other assets ..............................................................             1,984                751              1,804
                                                                                     --------           --------           --------
         Total assets .....................................................          $ 96,088           $ 62,037           $ 75,055
                                                                                     ========           ========           ========

Liabilities
Deposits:
     Noninterest-bearing ..................................................          $  5,624           $  2,805           $  3,389
     Interest-bearing .....................................................            76,436             46,470             55,326
                                                                                     --------           --------           --------
         Total deposits ...................................................            82,060             49,275             58,715

Securities sold under repurchase agreements ...............................             1,497              1,361              1,723
Other borrowed funds ......................................................                 0                  0              2,500
Demand notes issued to the U. S. Treasury .................................               331                160                234
Other liabilities .........................................................               986                610                974
                                                                                     --------           --------           --------
         Total liabilities ................................................            84,874             51,406             64,146

Shareholders' equity
Common - no par value; 20,000,000 shares authorized;
   outstanding 917,180; 915,759; 917,180, respectively
                                                                                        4,586              4,579              4,586
Additional paid-in capital ................................................             6,504              6,488              6,504
Undivided profits (loss) ..................................................               345               (297)                14
Accumulated other comprehensive income (loss) .............................              (221)              (139)              (195)
                                                                                     --------           --------           --------
         Total shareholders' equity .......................................            11,214             10,631             10,909
                                                                                     --------           --------           --------
         Total liabilities and shareholders' equity .......................          $ 96,088           $ 62,037           $ 75,055
                                                                                     ========           ========           ========

                            FIRST SOUTH BANCORP, INC

                             Statement of Operations

                                                                                               (Unaudited)
                                                                                           Period ended June 30,
                                                                               Three Months                      Six Months
                                                                           2000            1999            2000             1999
                                                                           ----            ----            ----             ----
                                                                                  (Dollars in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 1,793          $   932          $ 3,297          $ 1,803
         Investment securities .................................             150              153              301              305
         Federal funds sold ....................................             108               42              145               84
         Other investments .....................................               3                0                6               19
                                                                         -------          -------          -------          -------

         Total interest income .................................           2,054            1,127            3,749            2,211

Interest expense
         Deposits and borrowings ...............................           1,120              548            1,987            1,067

Net interest income ............................................             934              579            1,762            1,144
         Provision for loan losses .............................             (95)             (35)            (130)             (65)
                                                                         -------          -------          -------          -------
Net interest income after provision ............................             839              544            1,632            1,079

Other income
         Service charges on deposit accounts ...................              36               31               67               62
         Other income ..........................................              94               52              188               98
                                                                         -------          -------          -------          -------
         Total noninterest income ..............................             130               83              255              160

Other expenses
         Salaries and benefits .................................             438              294              848              564
         Occupancy and equipment ...............................             117               83              215              170
         Other expense .........................................             166              106              348              228
                                                                         -------          -------          -------          -------
         Total other expense ...................................             721              483            1,411              962

Income before income taxes .....................................             248              144              476              277
         Provision for income taxes ............................              89               33              146               83
                                                                         -------          -------          -------          -------

Net Income .....................................................         $   159          $   111          $   330          $   194

         Basic per share earnings ..............................         $   .17          $   .12          $   .36          $   .21

                            FIRST SOUTH BANCORP, INC.

                        Statement of Comprehensive Income

                                                                                                                (Unaudited)
                                                                                                          Six Months Ended June 30
                                                                                                         2000                 1999
                                                                                                         ----                 ----
                                                                                                           (Dollars in thousands)

Net Income ...............................................................................           $ 330,509            $ 194,418

Other comprehensive income (loss):

Change in unrealized holdings gains and losses on
     available for sale securities .......................................................             (41,636)            (207,177)

Income tax (expense) benefit on other comprehensive income (loss) ........................              15,822               78,727
                                                                                                     ---------            ---------

Total other comprehensive income (loss) ..................................................             (25,814)            (128,450)
                                                                                                     ---------            ---------

Comprehensive income .....................................................................           $ 304,695            $  65,968
                                                                                                     =========            =========

                            FIRST SOUTH BANCORP, INC.

                             Statement of Cash Flows
                 For the Six Months ended June 30, 2000 and 1999

                                                                                                               (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                 June 30
                                                                                                          2000              1999
                                                                                                          ----              ----
                                                                                                          (Dollars in thousands)
Operating Activities
Net Income .................................................................................           $    330            $    194

Adjustment to reconcile net income to net cash provided by operating activities
         Provision for loan losses .........................................................                130                  65
         Depreciation ......................................................................                 96                  86
         Director fees .....................................................................                 18                  14
         (Accretion) amortization, net .....................................................                  0                   0
         Deferred tax asset ................................................................                (48)                  0
         Increase in other assets ..........................................................               (336)               (264)
         Increase (decrease) in accrued expenses and other liabilities .....................             (2,084)                236
                                                                                                       --------            --------

Net cash provided (used) by operating activities ...........................................             (1,894)                331

Investing Activities
         Purchase of securities available for sale .........................................                  0              (1,000)
         Purchase of securities held for investment ........................................                  0                   0
         Purchase of restricted FHLB stock .................................................                  0                 (59)
         Proceeds from call of available for sale securities ...............................                  0                 500
         Proceeds from maturities of held to maturity securities ...........................                  0                   0
         Origination of loans, net of principal collected ..................................            (15,219)             (7,857)
         Purchase of premises and equipment ................................................               (356)                (38)
                                                                                                       --------            --------

Net cash used in investing activities ......................................................            (15,575)             (8,454)

Financing Activities
         Net increase in deposits ..........................................................             23,345               7,328
         Net increase (decrease) in retail repurchase agreements ...........................               (226)                 34
                                                                                                       --------            --------

Net cash provided by financing activities ..................................................             23,119               7,362

Net increase (decrease) in cash and cash equivalents .......................................              5,650                (761)
Cash and cash equivalents, beginning .......................................................              3,840               5,220
Cash and cash equivalents, ending ..........................................................              9,490               4,459

                            FIRST SOUTH BANCORP, INC.

                  Statement of Changes in Shareholders' Equity
         Year-ended December 31, 1999 and Six Months Ended June 30, 2000
                                   (Unaudited)

                                                                                                        Accumulated
                                                                       Additional       Accumulated        Other           Total
                                                         Common          Paid-In         Earnings      Comprehensive   Stockholders'
                                                          Stock          Capital         (Deficit)     Income (loss)      Equity
                                                          -----          -------         ---------     -------------      ------

Balance at December 31, 1998 ................         4,578,795         6,487,737        (490,801)        (10,896)        10,564,835

Exercised stock options .....................               510               674                                              1,184

Stock in lieu of director fees ..............             6,595            15,828                                             22,423

Net income ..................................                                             505,012

Net change in unrealized gain
    on available for sale
    securities, net of tax ..................                                                            (184,122)

Comprehensive income ........................                                                                                320,890
                                                      ---------         ---------          ------        --------         ----------
Balance at December 31, 1999 ................         4,585,900         6,504,239          14,211        (195,018)        10,909,332

                                                                                                       Accumulated
                                                                    Additional       Accumulated          Other           Total
                                                      Common          Paid-In         Earnings        Comprehensive   Stockholders'
                                                       Stock          Capital         (Deficit)       Income (loss)      Equity
                                                       -----          -------         ---------       -------------      ------


Balance at December 31, 1999 ...............       4,585,900       6,504,239            14,211           (195,018)        10,909,332

Stock in lieu of director fees .............               -               -                 -                  -                  -

Net income .................................                                           330,509                  -                  -

Net change in unrealized gain
    on available for sale
    securities, net of tax .................                                                              (25,814)

Comprehensive income .......................                                                                                 304,695
                                                   ---------       ---------       -----------        -----------        -----------
Balance at June 30, 2000 ...................       4,585,900       6,504,239           344,720           (220,832)        11,214,027

                            FIRST SOUTH BANCORP, INC.

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, contained in the Company's annual report on Form 10-KSB.

                            FIRST SOUTH BANCORP, INC.


Item 2.  Management's Discussion and Analysis

Forward Looking Statements

Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS: SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 1999.

Net Income

For the first six months of 2000, First South Bancorp, Inc. earned a net profit of $330,000, compared to $194,000 for the same period in 1999, an increase of
70.0 % or $136,000. Basic earnings per share were $.36 in the 2000 period, compared to $ .21 for the 1999 period. The improvement in net income for the period can be attributed primarily to one income component, net interest income. Net interest income increased $617,500 or 54.0 %. That increase was supplemented by a $95,000 increase in noninterest income for the period but was reduced by a $449,000 increase in noninterest expense and a $65,000 increase in the loan loss reserve provision amount.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the period increased by 14.7 % and 63.0 %, respectively.

Table One
                            Selected Earnings Ratios
                      at or for the Periods Ending June 30

                                                     2000                  1999
                                                     ----                  ----
Return on Average Assets ......................      .78%                  .68%
Return on Average Equity ......................     6.00%                 3.68%
Dividend Payout Ratio .........................       N/A                   N/A
Average Stockholders Equity
    as a Percentage of Average Assets .........    13.03%                18.36%

The improvement in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first six months of 2000 increased over that of the same period in 1999 by $617,500, or 54.0 %. As in most, if not all, instances of comparing the net interest income performance between two different time periods, a number of factors combined to provide the improvement First South Bancorp experienced during the first six months of 2000.

Though growth in earning assets of $ 25.6 million, or 47.5 %, was certainly a significant factor in the improvement of net interest income, the change in the earning assets mix also contributed to the improvement experienced. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 72.2 % in 1999 to 80.7 % in 2000. The growth in earning assets, coupled with the change in earning assets mix during a period when interest rates were rising, combined to add 1.21% to the total earning assets yield.

For the first six months of 2000, the cost of funds averaged 5.80 %, an increase of 0.9% over the average cost of funds rate of 4.90 % in 1999. This increase in the cost of funds partially offset the increase in the yield on earning assets. The effect of these changes was an improvement in the interest spread of 0.31%, from 3.35 % in 1999 to 3.66 % in 2000. First South Bancorp's net interest margin (net interest income divided by total average earning assets) improved to 4.45 % in 2000 from 4.27 % in 1999.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2000 and 1999.

Table Two
                Net interest Income and Average Balance Analysis
                        for the Six Months Ended June 30
                                  2000 and 1999
                             (Dollars in thousands)

                                                                              Interest                Average
                                                   Average Balance         Income/Expense            Yield/cost
                                                   ---------------         --------------            ----------
                                                 2000        1999        2000        1999        2000        1999
                                                 ----        ----        ----        ----        ----        ----
Interest Earning Assets
Federal Funds Sold ........................      $ 4,712       3,641       $ 145          84       6.19%       4.65%
Investments ...............................       10,661      11,363         307         324       5.76%       5,76%
Loans .....................................       64,317      39,039       3,297       1,803      10.31%       9.31%
                                                 -------      ------     -------       -----      -----        ----
Total Interest Earning Assets .............      $79,690      54,043     $ 3,749       2,211       9.46%       8.25%

Noninterest-Earning assets
Cash and Due From Banks ...................      $ 1,591       1,306
Loan Loss Reserve .........................        (839)       (597)
Investments: Fair value ...................        (377)        (50)
Premises and Equipment ....................        2,971       2,848
Interest Receivable and Other .............        1,961         520
                                                 -------      ------
Total Noninterest-Earning Assets ..........        5,315       4,027

TOTAL ASSETS ..............................      $85,005      58,070
                                                 =======      ======

Interest-Bearing Liabilities
NOW Accounts ..............................      $17,499      14,391       $ 444         314       5.10%       4.40%
Money Market and Savings ..................        1,941         797          36          10       3.73%       2.53%
Time Deposits and IRA's ...................       47,055      27,178       1,433         714       6.17%       5.30%
Fed Funds Purchased and Repos .............        1,655       1,404          43          27       5.22%       3.81%
Other borrowed funds ......................          600           0          17           0       5.70%          0%
Demand Notes Issued to Treasury ...........          200         106           4           2       4.02%       3.80%
                                                 -------      ------      ------       -----       ----        ----
Total Interest-Bearing Liabilities ........      $68,950      43,876      $1,987       1,067       5.80%       4.90%

Noninterest-Bearing Liabilities
Demand Deposits ...........................      $ 4,148       3,006
Interest Payable ..........................          577         334
Other Liabilities .........................          247         190
                                                 -------      ------
Total Noninterest-Bearing Liabilities .....      $ 4,972       3,530

Stockholders' Equity ......................      $11,083      10,664

Total Liabilities and Equity ..............      $85,005      58,070
                                                 =======      ======

Net Interest Income .......................                              $ 1,762     $ 1,144

Net Yield on Earning Assets ...............                                                        4.45%       4.27%

Interest Rate Spread ......................                                                        3.66%       3.35%

Non-Interest Income

Non-interest income for the first six months of 2000 grew to $ 255,000 from $ 160,000 in 1999. Most of this $95,000 increase was in the area of commissions and fees, which increased by $73,000. Commissions and fees generated by the bank's brokerage services subsidiary, First South Financial Services, Inc., accounted almost exclusively for this increase. Table Three provides a six month 2000 to 1999 performance comparative of categories of non-interest income.

Table Three
                       Summary of Total Noninterest Income
                        for the Six Months Ended June 30
                                  2000 and 1999
                             (Dollars in thousands)

                                                  2000                1999
                                                  ----                ----
Service Charges ............................    $   67               $  62
Commissions and Fees .......................       138                  65
Other Noninterest Income* ..................        49                  32
                                                ------               -----
Total ......................................    $  254               $ 160

* Premiums on government guaranteed loans sold in the secondary market continued to account for most of the amount in this category of noninterest income in both periods.

Non-Interest Expense

Non-interest expense for the first six months of 2000 increased by $449,000,  or
46.7 %, over the first six months total in 1999 of $961,000. While some of the operational expense increase experienced in 2000 resulted from the growth the bank experienced in the market area which existed in 1999, adding a branch office in Columbia, S.C. in the first quarter of 2000 was the single most significant factor associated with the growth in non-interest expense. Non-interest expense for the Columbia office, $256,000, represented 56.8 % of the total increase experienced in 2000.

Table Three provides a six month 2000 to 1999 performance comparative of various categories of non-interest expense.

Table Three
                      Summary of Total Noninterest Expense
                        For the Six Months Ended June 30
                                  2000 and 1999
                             (Dollars in thousands)

                                                  2000                1999
                                                  ----                ----

Salaries and Employee Benefits ............     $  847              $  563
Occupancy and Equipment ...................        214                 169
Other .....................................        347                 227
                                                ------              ------
Total .....................................     $1,410              $  961

Income Taxes

Through June 30, 2000, $48,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. The non-deductibility for federal income tax purposes of the $130,000 year-to-date charge to earnings as a provision for potential future loan losses created a significant increase in 2000 over 1999 of the percentage of income being accrued for income tax payments, 40.7 % and 29.9 %, respectively.


CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2000, there have been no purchases, maturities, or calls of investment securities. As is shown in Table Four, the only changes which have occurred in the investment portfolio during this six month have been in the market value of the securities.

Table Four
                        Analysis of Investment Securities
                             (Dollars in thousands)

                                                                   Available for Sale                    Held for Investment
                                                                   ------------------                    -------------------
                                                                  Amortized            Fair             Amortized            Fair
                                                                    Cost               Value              Cost               Value
                                                                    ----               -----              ----               -----
June 30, 2000

Due in one year or less ............................             $     0             $     0             $     0             $     0
Due from one to five years .........................               9,163               8,860                   0                   0
Due from five to ten years .........................               1,000                 958                   0                   0
Due After ten years ................................                 123                 112                 375                 354
                                                                 =======              ======             =======             =======
                                                                 $10,286              $9,930             $   375             $   354

                                                                   Available for Sale                    Held for Investment
                                                                   ------------------                    -------------------
                                                                  Amortized            Fair             Amortized            Fair
                                                                    Cost               Value              Cost               Value
                                                                    ----               -----              ----               -----
December 31, 1999

Due in one year or less ............................             $     0             $     0             $     0             $     0
Due from one to five years .........................               9,163               8,900                   0                   0
Due from five to ten years .........................               1,000                 962                   0                   0
Due after ten years ................................                 123                 109                 375                 383
                                                                 =======              ======             =======             =======
                                                                 $10,286              $9,971             $   375             $   383

Loan portfolio

From June 30, 1999 to June 30, 2000, loans increased by $28.5 million, or 65.2 %. As is shown in Table Five, however, the composition of the loan portfolio remained approximately the same.

The bank's loan portfolio on June 30, 2000, as shown in Table Six, continued to be comprised of a significant percentage, 88.0 %, of variable rate loans as compared to 91.3% at June 30, 1999.

On June 30, 2000, there was one loan in the amount of $352,000 which was 30 days past due. This loan is secured by real estate. Also on June 30, 2000, the bank had one loan on nonaccrual status. This loan, in the amount of $678,000, is secured by real estate and also has a government guarantee of 80 % of the amount outstanding.

Table Five
                                Analysis of Loans
                                June 30 Balances
                             (Dollars in thousands)

                                                    2000                           1999
                                                    ----                           ----
Real Estate:
   Construction / Land Development ........   $    9,428             13.0%      $    4,880           11.2%
   1-4 Family Residential Properties ......       15,408             21.3%           9,606           22.0%
   Multifamily Residential Properties .....        1,102              1.5%             749            1.7%
   Nonfarm Nonresidential Properties ......       24,479             33.9%          16,423           37.5%
   Other Real Estate Loans ................          549               .8%             381             .9%
Commercial & Industrial ...................       20,696             28.7%          11,043           25.3%
Consumer ..................................          558               .8%             634            1.4%
                                              ----------                        ----------
TOTAL .....................................   $   72,220            100.0%      $   43,716          100.0%

Table Six
               Analysis of Loan Maturities and Repricing Frequency
                               as of June 30, 2000
                             (Dollars in thousands)

                                       Within      >3 Months      >1 Year       >3 Years        Over
                                      3 Months     12 Months      3 Years       5 Years       5 years        Total
                                      --------     ---------      -------       -------       -------        -----

Variable Rate Loans ..............     $62,983                                                              $62,983*

Fixed Rate Loans .................       2,693        $1,572        $1,427        $1,449        $1,418        8,559
                                       -------        ------        ------        ------        ------      -------

Total Loans ......................     $65,676        $1,572        $1,427        $1,449        $1,418      $71,542

* Excludes nonaccrual loan amount

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Seven provides the results of the year-to-date analysis for the periods ending June 30, 2000 and 1999, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Seven
                    Analysis of the Allowance for Loan Losses
                        for the Six Months Ended June 30

                                               2000                  1999
                                               ----                  ----
Balance at Beginning of Year .............   $800,000              $575,000
Provision Charged to Operations ..........    130,000                65,320
Loans Charged-off ........................          0                  (400)
Loan Recoveries ..........................          0                    80
                                             --------              --------
Balance At End Of Period .................   $930,000              $640,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2000, the cumulative one-year gap for the Bank was a positive or asset sensitive $ 14.3 million. At June 30, 1999, the cumulative five-year gap for the Bank was a positive $ 8.5 million or 8.8 % of total assets. These positive positions are the results of management's efforts to reposition the balance sheet to improve earnings in a rising interest rate environment. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Eight demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2000.

Table Eight

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of June 30, 2000
                             (Dollars in thousands)

                                                                      One Year       Over One Year           Over
                                                                       or Less       to Five Years        Five Years           Total
                                                                       -------       -------------        ----------           -----
Interest-Earning Assets
Federal Funds Sold ..........................................         $  7,500          $      0           $      0         $  7,500
Investment Securities .......................................                0             9,000              1,498           10,498
FHLB Stock ..................................................              163                 0                  0              163
Loans ** ....................................................           67,248             2,876              1,418           71,542
                                                                      --------          --------           --------         --------

Total .......................................................         $ 74,911          $ 11,876           $  2,916         $ 89,703

**Excludes $678 loan on nonaccrual status

Interest-Bearing Liabilities
NOW Accounts ................................................         $ 18,213          $      0           $      0         $ 18,213
Savings and MMIA ............................................            1,411                 0                  0            1,411
Time Deposits: $100,000 and over ............................           12,266             3,268                  0           15,534
Time Deposits <$100,000 .....................................           26,919            14,359                  0           41,278
Repurchase Agreements .......................................            1,497                 0                  0            1,497
TT&L Demand Note Funds ......................................              331                 0                  0              331
                                                                      --------          --------           --------         --------

Total .......................................................         $ 60,637          $ 17,627           $      0         $ 78,264

Period Gap ..................................................           14,274            (5,751)             2,916           14,355
Cumulative Gap ..............................................           14,274             8,523             11,439

Period Gap Ratios
Interest Sensitive Assets to Interest
    Sensitive Liabilities ...................................            123.5%             67.4%

Cumulative Gap Ratios:
Interest Sensitive Assets to Interest
    Sensitive Liabilities ...................................            123.5%            110.9%



                                                                     3 Months          Over 3 Months      Over One
                                                                     and Less          To 12 Months         Year             Total
                                                                     --------          ------------         ----             -----

Time Deposits $100,000 and Greater .........................           $   397           $11,869           $ 3,268           $15,534

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 69.2 % of total assets at June 30, 2000. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The bank also has $5.1 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The equity capital of the Company increased $ 583,000 between the June 30 periods ending 2000 and 1999, and $305,000 from December 31, 1999, to June 30, 2000. These increases resulted from the earnings retained during these periods.

The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. For regulatory purposes, the adequacy of the Company's capital is measured by the adequacy of the Bank's capital.

The Bank's June 30, 2000 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                               To be well capitalized
                                                                         For capital           under prompt corrective
                                              Actual                  adequacy purposes           action provisions
                                              ------                  -----------------           -----------------
                                                                           Minimum                     Minimum
                                       Amount         Ratio         Amount         Ratio         Amount        Ratio
                                       ------         -----         ------         -----         ------        -----
As of June 30, 2000
(Dollars in thousands)

Total Capital (to risk
    weighted assets) ..............   $ 12,365         16.4%        $6,022           8.0%       $ 7,528         10.0%

Tier 1 Capital (to risk
    weighted assets) ..............    $11,435         15.2%       $ 3,011           4.0%       $ 4,517          6.0%

Tier 1 Capital (to average
    assets) (leverage) ............    $11,435         12.4%       $ 3,681           4.0%        $4,602          5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 1999.

Net income for the second quarter of 2000 increased by $ 48,000, or 43.2 %, over the same period in 1999. Noninterest expense was $ 721,000 during the second quarter 2000 period and exceeded noninterest expense for the same period in 1999 by $238,000, reflecting the cost of operating the new branch, while noninterest income of $ 130,000 exceeded that of 1999 by only $ 47,000. However, net interest income in the three months ended June 30, 2000 was $295,000 greater than net interest income for the same period of 1999.

Net interest income improved due to growth of earning assets, actual and relative to the growth in interest-bearing liabilities, and the increased interest spread between the yield on earning assets and the funds cost of interest-bearing liabilities. This improvement is demonstrated below.

                           Three months ended June 30,
                             (Dollars in thousands)

Average Balances                             2000           1999       Increase
----------------                             ----           ----       --------

Earning assets .......................   $ 86,209       $ 55,894       $ 30,315
Earning assets yield ($) .............      2,054          1,127            934
Earning assets yield (%) .............       9.56%          8.09%          1.47%
Interest-bearing liabilities .........   $ 75,276       $ 45,789       $ 29,487
Cost of funds ($) ....................      1,120            548            572
Cost of funds (%) ....................      5.97%           4.80%          1.17%
Interest Spread ($) ..................   $   934             579            355
Interest Spread (%) ..................      3.59%           3.29%           .30%

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) The Corporation held its annual meeting of shareholders on April 26, 2000.

          (b)  The   following   persons   were  elected  as  directors  of  the
               Corporation.

Name                                                 Shares Voted
----                                                 ------------
                                            FOR                       WITHHOLD
                                            ---                       --------

Harold E. Fleming, MD                     688,106                       1,200
Joel C. Griffin                           688,106                       1,200
Barry L. Slider                           688,106                       1,200
Richard H. Brooks                         688,106                       1,200
Herman E. Ratchford                       688,106                       1,200
David G. White                            688,106                       1,200
Roger A. F. Habisreutinger                688,106                       1,200
Chandrakant V. Shanhbag                   688,106                       1,200
Ashley F. Houser                          688,106                       1,200

          (c) The shareholders also approved an amendment to the Stock Option Plan of First South Bancorp., Inc., to increase the number of shares which may be issued under the plan from 75,000 to 150,000.

         The vote was:

         FOR -     615,315 shares

         AGAINST - 8,250 shares

         ABSTAIN - 3,641 shares

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits included with this report:

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K :    None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               First South Bancorp, Inc.


August 11, 2000                s/ Barry L. Slider
                               ------------------------------------
                               Barry L. Slider, President and Chief
                                Executive Officer



                               s/V. Lewis Shuler
                                -----------------------------------
                               V. Lewis Shuler, Executive Vice President
                                (Principal Accounting Officer)