Form 10QSB
period 2000-09-30
FIRST SOUTH BANCORP INC
filed 2000-11-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 917,180 shares outstanding on September 30, 2000.

Transitional Small Business Disclosure Format (Check One)  YES  [ ]   NO  [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page

         Item 1.  Financial Statements

              Consolidated Balance Sheets ................................    3

              Consolidated Statement of Operations .......................    4

              Consolidated Statement of Comprehensive Income .............    5

              Consolidated Statement of Cash Flows .......................    6

              Consolidated Statement of Changes in Shareholder Equity ....    7

              Notes to Unaudited Consolidated Financial Statements .......    8


         Item 2.  Management's Discussion and Analysis .................... 9-18


Part II -         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .......................    19


SIGNATURES ...............................................................    20

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                            ( $ amounts in thousands)

                                                                                 (Unaudited)          (Unaudited)
                                                                                  Sept. 30,            Sept. 30,           Dec. 31,
                                                                                    2000                 1999                1999
                                                                                    ----                 ----                ----
Assets
Cash & due from banks ..................................................          $   5,382               1,321                 978
Due from banks - interest bearing ......................................                  5                  13                  12
Federal funds sold .....................................................             10,100               5,490               2,850
Investment securities:
         Securities held to maturity ...................................              3,375                 375                 375
         Securities available for sale .................................             10,072              10,074               9,972
Loans ..................................................................             77,102              47,924              57,001
      Less, allowance for loan losses ..................................             (1,010)               (700)               (800)
                                                                                  ---------           ---------           ---------
Loans - net ............................................................             76,092              47,224              56,201
Property & equipment, net ..............................................              2,925               2,782               2,863
Other assets ...........................................................              2,410               2,510               1,804
                                                                                  ---------           ---------           ---------
Total assets ...........................................................          $ 110,360           $  69,789           $  75,055

Liabilities
Deposits: Noninterest-bearing ..........................................          $   5,341           $   3,272           $   3,389
             Interest-bearing ..........................................             90,330              52,885              55,326
                                                                                  ---------           ---------           ---------
Total deposits .........................................................             95,671              56,157              58,715

Securities sold under repurchase agreements ............................              1,678               1,808               1,723
Other borrowed funds ...................................................                  0                   0               2,500
Demand notes issued to the U.S. Treasury ...............................                175                 248                 234
Other liabilities ......................................................              1,337                 838                 974
                                                                                  ---------           ---------           ---------
                   Total liabilities ...................................             98,861              59,051              64,146

Shareholders' equity
Common stock - no par value; 20,000,000 authorized, ....................              4,586               4,579               4,586
Outstanding 917,180, 915,861, 917,180, respectively
Additional paid-in capital .............................................              6,504               6,488               6,504
Undivided profits / (loss) .............................................                542                (198)                 14
Accumulated other comprehensive income/(loss) ..........................               (133)               (131)               (195)
                                                                                  ---------           ---------           ---------
           Total shareholders' equity ..................................             11,499              10,738              10,909

           Total liabilities and shareholders' equity ..................          $ 110,360           $  69,789           $  75,055


                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                      Consolidated Statement of Operations

                                                                                                (Unaudited)
                                                                                          Period ended September 30,
                                                                                 Three Months                     Nine Months
                                                                           2000             1999             2000             1999
                                                                           ----             ----             ----             ----
                                                                                   (Dollars in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 2,048          $ 1,094          $ 5,345          $ 2,896
         Investment securities .................................             161              160              462              465
         Federal funds sold ....................................             150               62              294              147
         Other investments .....................................                              3 7               10               26
                                                                         -------          -------          -------          -------
         Total interest income .................................           2,362            1,323            6,111            3,534

Interest expense
         Deposits and borrowings ...............................           1,331              677            3,318            1,744

Net interest income ............................................           1,031              646            2,793            1,790
         Provision for loan losses .............................             (80)             (60)            (210)            (125)
                                                                         -------          -------          -------          -------
Net interest income after provision ............................             951              586            2,583            1,665

Other income
         Service charges on deposit accounts ...................              41               31              108               93
         Other income ..........................................              69              142              257              239
                                                                         -------          -------          -------          -------
         Total noninterest income ..............................             110              173              365              332

Other expenses
         Salaries and benefits .................................             451              329            1,298              893
         Occupancy and equipment ...............................             128               90              344              259
         Other expense .........................................             163              174              511              402
                                                                         -------          -------          -------          -------
         Total other expense ...................................             742              593            2,153            1,554

Income before income taxes .....................................             319              166              795              443
         Provision for income taxes ............................             122               68              268              151
                                                                         -------          -------          -------          -------

Net income .....................................................         $   197          $    98          $   527          $   292

Basic per share earnings .......................................         $   .21          $   .11          $   .58          $   .32

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statement of Comprehensive Income


                                                           (Unaudited)
                                                  Nine Months Ended September 30
                                                         2000            1999
                                                         ----            ----

Net Income .......................................     $ 527,450      $ 292,663

Other comprehensive income (loss):
Change in unrealized holdings gains &
    losses on available for sale securities ......       100,272       (194,674)

Income tax (expense) benefit on other
                comprehensive income (loss) ......       (38,103)        73,976
                                                       ---------      ---------
Total other comprehensive income (loss) ..........        62,169       (120,698)

Comprehensive income (loss) ......................       589,619        171,965
                                                       =========      =========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
              For the Nine Months ended September 30, 2000 and 1999
                            ($ Amounts in thousands)

                                                                                                                (Unaudited)
                                                                                                               Nine Months Ended
                                                                                                                September 30,
                                                                                                            2000               1999
                                                                                                            ----               ----
                                                                                                             (Dollars in thousands)
Operating Activities
Net income ...................................................................................               527                293

Adjustments to reconcile net income to net cash
                    provided by operating activities
         Provision for loan losses ...........................................................               210                125
         Depreciation ........................................................................               149                129
         Director fees .......................................................................                29                 20
         Deferred tax asset ..................................................................               (72)                 0
         Increase in other assets ............................................................              (582)              (129)
         Increase in accrued expenses and other liabilities ..................................               305                454

Net cash provided by operating activities ....................................................               566                892


Investing Activities
         Purchase of securities available for sale ...........................................                 0             (1,000)
         Purchase of securities held for investment ..........................................            (3,000)                 0
         Purchase of restricted FHLB stock ...................................................                 0                (59)
         Proceeds from call of available for sale securities .................................                 0                500
         Proceeds from maturities of held to maturity securities .............................                 0                500
         Origination of loans, net of principal collected ....................................           (20,100)           (13,943)
         Purchase of premises and equipment ..................................................              (223)               (46)

Net cash used in investing activities ........................................................           (23,323)           (14,048)

Financing Activities
         Net increase in deposits ............................................................            36,948             14,227
         Net increase (decrease) in retail repurchase agreements .............................               (45)               482
         Payment (decrease) of other borrowings ..............................................            (2,500)                 0
Net cash provided by financing activities ....................................................            34,403             14,759

Net increase in cash and cash equivalents ....................................................            11,646              1,603

Cash and cash equivalents, beginning .........................................................             3,840              5,220

Cash and cash equivalents, ending ............................................................            15,486              6,823

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

            Consolidated Statement of Changes in Shareholders' Equity
      Year-ended December 31, 1999 and Nine Months Ended September 30, 2000
                                   (Unaudited)

                                                                                                     ACCUMULATED
                                                                    ADDITIONAL     ACCUMULATED          OTHER              TOTAL
                                                   COMMON             PAID-IN        EARNINGS       COMPREHENSIVE      STOCKHOLDERS'
                                                    STOCK             CAPITAL        (DEFICIT)       INCOME/(LOSS)        EQUITY
                                                    -----             -------        ---------       -------------        ------
Balance at
December 31, 1998 ......................          4,578,795          6,487,737         (490,801)         (10,896)         10,564,835

Exercised
stock options ..........................                510                674                                                 1,184

Stock in lieu of
director fees ..........................              6,595             15,828                                                22,423

Net income .............................                                                505,012

Net change in
unrealized gain on
available for sale
securities, net of tax .................                                                                (184,122)

Comprehensive income ...................                                                                                     320,890
                                                 ----------         ----------         --------         --------          ----------
Balance at
December 31, 1999 ......................          4,585,900          6,504,239           14,211         (195,018)         10,909,332

                                                                                                      ACCUMULATED
                                                                  ADDITIONAL                             OTHER            TOTAL
                                                    COMMON         PAID-IN           ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS'
                                                     STOCK         CAPITAL            EARNINGS        INCOME/(LOSS)      EQUITY
                                                     -----         -------            --------        -------------      ------
Balance at
December 31, 1999 .........................        4,585,900        6,504,239            14,211          (195,018)        10,909,332

Net income ................................                                             527,450                 -                  -

Net change in
unrealized gain on
available for sale
securities, net of tax ....................                                                                62,169

Comprehensive income ......................                                                                                  589,619
                                                   ---------        ---------        ----------        ----------         ----------
Balance at
Sept 30, 2000 .............................        4,585,900        6,504,239           541,661          (132,849)        11,498,951

                            FIRST SOUTH BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the financial statements and footnotes thereto for the Bank's fiscal year ended December 31, 1999, contained in the Bank's registration statement on Form 10-SB.

                            FIRST SOUTH BANCORP, INC.

                                 Part I - Item 2

 Management's Discussion and Analysis of Financial Results of Operations

Forward Looking Statements

Statements  included  in  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS: NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 1999.

Net Income

For the first nine months of 2000, First South Bancorp, Inc. earned a net profit of approximately $527.5 thousand, or $ .57 per share, compared to approximately $292.7 thousand, or $ .32 per share, for the same period in 1999. This 80.2 % increase in net income occurred despite (i) a 38.5 % increase in noninterest expense from $ $1.55 million to $ 2.15 million, (ii) an increase in the provision for loan losses related to loan growth from $125 thousand to $210 thousand, and (iii) only a slight, $ 32 thousand, increase in noninterest income. Though the effective tax rate for 2000 was slightly less than that of 1999, 33.7 % versus 34.0 %, the primary source of the improved earnings was net interest income. Net interest income increased slightly more than $1.0 million during the first nine months of 2000, or 56.0 %, over the same period in 1999.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the period increased by 21.9 % and 72.8 %, respectively.

Table One                   Selected Earnings Ratios
                    at or for the Periods Ending September 30

                                                      2000             1999
                                                      ----             ----
Return on Average Assets                               .78%             .64%

Return on Average Equity                              6.29%            3.64%

Dividend Payout Ratio                                  N/A              N/A

Average Stockholders' Equity
as a Percentage of Average Assets                    12.36%           17.46%

The improvement in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As stated above, net interest income for the first nine months of 2000 increased over that of the same period in 1999 by $1.003 million, or 56.0%. A number of factors combined to produce the change in net interest income during the first nine months of 2000.

Though growth in earning assets of $ 28.2 million, or 49.5 %, was a major factor in the growth of interest income, the change in the earning assets mix also contributed significantly to the improvement in the earning assets yield. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 72.7 % in 1999 to 80.0 % in 2000. This change in earning assets mix, when coupled with the change in the interest rate environment (the average prime rate for the first nine months of 2000 was 125 basis points over the average prime rate for the same period in
1999), accounted for 95 % of the increase in interest income.

For the first nine months of 2000, the cost of funds averaged 5.97 %, an increase of 102 basis points over the average cost of funds rate of 4.95 % in 1999. Declining liquidity created by the loan demand in 2000 necessitated a growth in deposits. This growth could only be accomplished by acquiring time deposits at rates near or at the top of the market. The result of this increase in high cost interest-bearing liabilities was a significant increase in the Corporation's cost of funds. This increase in the cost of funds partially offset the increase in the yield on earning assets. The overall effect of these changes was an improvement in the interest spread of 28 basis points, from 3.35 % in 1999 to 3.63 % in 2000. First South Bancorp's net interest margin (net interest income divided by total average earning assets) improved to 4.38 % in 2000 from
4.21 % in 1999.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2000 and 1999.

Table Two             Net interest Income and Average Balance Analysis
                     for the Nine Months Ended September 30
                                  2000 and 1999

                                                                                        Interest                      Average
Interest-Earning Assets (000)                           Average Balance              Income/Expense                 Yield / Cost
                                                        ---------------              --------------                 ------------
                                                       2000          1999           2000           1999          2000         1999
                                                       ----          ----           ----           ----          ----         ----
Federal Funds Sold ..........................        $ 6,156          4,282        $   294            147        6.38%        4.59%
Investments .................................         10,844         11,252            472            491        5.81%        5.84%
Loans .......................................         68,062         41,362          5,345          2,896       10.49%        9.36%
                                                     -------        -------        -------        -------        -----         ----
Total Interest Earning Assets ...............        $85,062         56,896        $ 6,111          3,534        9.60%        8.30%

Noninterest-Earning Assets
Cash & Due From Banks .......................       $  1,666          1,299
Loan Loss Reserve ...........................           (880)          (620)
Investments: Fair value .....................           (349)           (40)
Premises & Equipment ........................          2,979          2,833
Interest Receivable & Other .................          2,040          1,224
                                                    --------       --------
Total Noninterest-Earning Assets ............       $  5,456          4,696

TOTAL ASSETS ................................       $ 90,518         61,592
                                                    ========       ========
Interest-Bearing Liabilities
NOW Accounts ................................        $18,191         14,987        $   712            500         5.23%        4.46%
Money Market & Savings ......................          1,953            951             58             19         3.97%        2.67%
Time Deposits & IRA's .......................         51,831         29,539          2,459          1,175         6.34%        5.32%
Fed Funds Purchased & Repos .................          1,643          1,553             65             47         5.28%        4.04%
Other borrowed funds ........................            398              0             17              0         5.70%           0%
Demand Notes Issued to Treasury .............            179            108              7              3         5.22%        3.71%
                                                     -------        -------        -------        -------         ----         ----
Total Interest-Bearing Liabilities ..........        $74,195         47,138        $ 3,318          1,744         5.97%        4.95%

Noninterest-Bearing Liabilities
Demand Deposits .............................        $ 4,206          3,122
Interest Payable ............................            660            358
Other Liabilities ...........................            264            220
                                                     -------        -------
Total Noninterest-Bearing Liabilities .......        $ 5,130          3,700

Stockholders' Equity ........................        $11,193         10,754

Total Liabilities & Equity ..................        $90,518         61,592
                                                     =======        =======
Net Interest Income .........................                                      $ 2,793        $ 1,790

          Net Yield on Earning Assets .......                                                                     4.38%        4.21%
          Interest Rate Spread ..............                                                                     3.63%        3.35%

Non-Interest Income

Non-interest income for the first nine months of 2000 grew by $ 33,000, or 9.9 %, over the 1999 amount of $332,000. Commissions and fees declined due primarily to the reduction in commissions and fees generated by the bank's brokerage services subsidiary, First South Financial Services, Inc. Table Three provides a nine month 2000 to 1999 performance comparison of categories of non-interest income.

Table Three           Summary of Total Noninterest Income
                     for the Nine Months Ended September 30
                                  2000 and 1999
                             (Dollars in thousands)

                                                             2000           1999
                                                             ----           ----
Service Charges ..................................           $108           $ 93
Commissions & Fees ...............................            185            193
Other Noninterest Income* ........................             72             46
                                                             ----           ----
Total ............................................           $365           $332

* Premiums on government guaranteed loans sold in the secondary market continued to account for most of the amount in this category of noninterest income in both periods.

Non-Interest Expense

Non-interest expense for the first nine months of 2000 increased by $599,000, or
38.5 %, over the first nine months total in 1999 of $1,554,000. Some of the operational expense increase in 2000 resulted from the growth the bank experienced in the market area which existed in 1999. However, opening of a branch office in Columbia, SC in the first quarter of 2000 was the single most significant factor associated with the growth in non-interest expense.
Non-interest expense during the first nine months of 2000 for the Columbia office, $381,000, represented 63.6 % of the total non-interest expense increase experienced as of September 30, 2000.

Table Four provides a nine month 2000 to 1999 performance comparison of various categories of non-interest expense.

Table Four            For the Nine Months Ended September 30
                                  2000 and 1999
                             (Dollars in thousands)

                                                           2000            1999
                                                           ----            ----
Salaries & Employee Benefits ...................          $1,298          $  893
Occupancy & Equipment ..........................             344             259
Other ..........................................             511             402
                                                          ------          ------
Total ..........................................          $2,153          $1,554

Income Taxes

Through September 30, 2000, $72,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for federal income tax purposes in the current year. As a result, the amount accrued for income tax payments in the first nine months of 2000 was 42.7% of income before taxes as compared to 33.9% for the same period of 1999.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first nine months of 2000, there were no maturities or calls of investment securities. In September, three different $1,000,000 purchases of government agency securities were made. Beyond the addition of these securities to the Held-for-Investment category, the only change occurring in the investment portfolio since December 31, 1999, as shown in Table Five, was in the market value of available for sale investments.

Table Five               Analysis of Investment Securities
                            ($ amounts in thousands)

September 30, 2000                                                  Available-for-Sale                       Held-for-Investment
                                                                    ------------------                       -------------------
                                                               Amortized              Fair               Amortized            Fair
                                                                 Cost                 Value                Cost               Value
                                                                $                   $                     $                   $
                                                               ---------            -------              ---------            ------
Due in one year or less ............................                   0                   0                   0                   0
Due from one to five years .........................              10,163               9,958                   0                   0
Due from five to ten years .........................                   0                   0               1,000                 988
Due After ten years ................................                 123                 114               2,375               2,325
                                                                  ======              ======              ======              ======
                                                                  10,286              10,072               3,375               3,313

December 31, 1999                                                  Available-for-Sale                       Held-for-Investment
                                                                   ------------------                       -------------------
                                                               Amortized              Fair               Amortized            Fair
                                                                 Cost                 Value                Cost               Value
                                                                $                   $                     $                   $
                                                               ---------            -------              ---------            ------


Due in one year or less ............................                   0                   0                   0                   0
Due from one to five years .........................               9,163               8,901                   0                   0
Due from five to ten years .........................               1,000                 962                   0                   0
Due After ten years ................................                 123                 109                 375                 383
                                                                  ======               =====                ====                ====
                                                                  10,286               9,972                 375                 383

Loan portfolio

For the twelve month period between September 30, 1999 and September 30, 2000, loans increased by $29 million, or 60.9%. As shown in Table Six, however, the composition of the loan portfolio on a percentage of the total basis remained relatively stable. The greatest percentage changes took place in the categories of Nonfarm Nonresidential Properties, which declined 3.5 % of the total, and Commercial & Industrial, which increased 4.1% of the total.

As shown in Table Seven, during the period from September 30, 1999, to September 30, 2000, variable rate loans increased as a percentage of total loans from 88.0% to 91.7%.

On September 30, 2000, there was one loan, secured by real estate, for $353,000 which was 30 days past due, and one loan for $478,000 on nonaccrual status. The loan on nonaccrual was secured by real estate and had an 80% government guarantee.

Table Six                       Analysis of Loans
                              September 30 Balances
                            ($ amounts in thousands)

                                                                            2000                            1999
                                                                            ----                            ----
Real Estate:
   Construction/Land Development .............................           $ 9,385             12.2%         $ 5,494             11.5%
   1-4 Family Residential Properties .........................            17,816             23.1%          10,904             22.8%
   Multifamily Residential Properties ........................             1,091              1.4%             742              1.6%
   Nonfarm Nonresidential Properties .........................            25,245             32.7%          17,322             36.1%
   Other Real Estate Loans ...................................               547               .7%             575              1.2%
Commercial & Industrial ......................................            22,064             28.6%          11,739             24.5%
Consumer .....................................................               502               .7%             590              1.2%
Other ........................................................               452               .6%             558              1.1%
                                                                         =======                           =======
 TOTAL ........................................................          $77,102            100.0%         $47,924            100.0%

Table Seven     Analysis of Loan Maturities and Repricing Frequency
                            as of September 30, 2000
                            ($ amounts in thousands)

                                                       Within      > 3 Months      > 1 Year      > 3 Years      Over
                                                      3 Months     - 12 Months     - 3 Years     - 5 Years     5 Years        Total
                                                      --------     -----------     ---------     ---------     -------        -----
Variable Rate Loans ...........................       $70,692             -             -             -             -       $70,692

Fixed Rate Loans ..............................       $   749         1,140         1,445         1,290         1,308       $ 5,932
                                                      -------         -----         -----         -----         -----       -------

Total Loans ...................................       $71,441         1,140         1,445         1,290         1,308       $76,624

* Excludes nonaccrual loan amount

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating to each individual loan and considers the risks of loss associated with various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending September 30, 2000 and 1999, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                     for the Nine Months Ended September 30

                                             2000                      1999
                                             ----                      ----
Balance at Beginning of Year               800,000                   575,000
Provision Charged to Operations            209,900                   125,290
Loans Charged-off                                0                      (400)
Loan Recoveries                                100                       110
Balance At End Of Period                 1,010,000                   700,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2000, the cumulative one-year gap for the Bank was a positive, or asset sensitive, $ 11.1 million. At September 30, 2000, the cumulative five-year gap for the Bank was a positive $ 3.4 million, or 3.1 % of total assets. These positive positions are the results of management's efforts to reposition the balance sheet to improve earnings in a rising interest rate environment. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30, 2000.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                   Repricing Schedule as of September 30, 2000
                            ($ amounts in thousands)

                                                                 One Year         Over One Year           Over
                                                                  or Less          Five Years           Five Years            Total
                                                                  -------          ----------           ----------            -----
Interest-Earning Assets
Federal Funds Sold .................................              10,100                   0                   0              10,100
Investment Securities ..............................                   0              10,000               3,498              13,498
FHLB Stock .........................................                 163                   0                   0                 163
Loans** ............................................              72,581               2,735               1,308              76,624
                                                                  ======              ======               =====             =======
Total ..............................................              82,844              12,735               4,806             100,385

** Excludes $478 loan on nonaccrual status.

Interest-Bearing Liabilities
NOW Accounts ........................................            21,794                    0                   0              21,794
Savings & MMIA ......................................             2,642                    0                   0               2,642
Time Deposits:$100m & > .............................            15,038                3,894                   0              18,932
Time Deposits: < $100m ..............................            30,443               16,519                   0              46,962
Repurchase Agreements ...............................             1,678                    0                   0               1,678
TT&L Demand Note Funds ..............................               175                    0                   0                 175
                                                                 ======               ======               =====              ======
Total ...............................................            71,770               20,413                   0              92,183

Period  Gap .........................................            11,074               (7,678)              4,806               8,202

Cumulative Gap ......................................            11,074                3,396               8,202

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities .....................             115.4%                62.4%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ....................             115.4%               103.7%

                                                                  3 Months        Over 3 Months           Over One
Time Deposits                                                      & Less          to 12 Months             Year             Total
                                                                   ------          ------------             ----             -----
$100,000 and Greater ................................               875               14,163                3,894             18,932

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 69.5 % of total assets at September 30, 2000. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The equity capital of the Bank increased $761,000 between the September 30 periods ending 2000 and 1999, and $590,000 from December 31, 1999, to September 30, 2000. These increases resulted from the earnings retained during these periods.

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

The Bank's September 30, 2000 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                              To be well capitalized
                                                                                      For capital            under prompt corrective
As of Sept. 30, 2000                                         Actual                adequacy purposes            action provisions
                                                             ------                -----------------            -----------------
                                                                                         Minimum                      Minimum
                                                                                         -------                      -------
                                                     Amount          Ratio        Amount         Ratio        Amount          Ratio
                                                     ------          -----        ------         -----        ------          -----
Total Capital (to risk ....................         $12,637          15.7%       $ 6,429          8.0%       $ 8,037          10.0%
weighted assets)

Tier 1 Capital (to risk ...................         $11,632          14.5%       $ 3,215          4.0%       $ 4,822           6.0%
weighted assets)

Tier 1 Capital (to ........................         $11,632          10.5%       $ 4,414          4.0%       $ 5,518           5.0%
average assets) (leverage)

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

Net income for the third quarter of 2000 increased by $ 98,000, or 99.4 %, over the same period in 1999. Net noninterest expense (noninterest expense less noninterest income) in the third quarter of 2000 exceeded that for the 1999 period by $212,000, or 50.4 %, and the provision for loan losses and the provision for income taxes increased in the 2000 period by $20,000 and $54,000, respectively.

Improved earnings were derived solely from the improvement in net interest income, which improved due to growth of earning assets, actual and relative to the growth in interest-bearing liabilities, and the increased interest spread between the yield on earning assets and the funds cost of interest-bearing liabilities. This improvement is reflected below.

                                  Third Quarter
                            ($ amounts in thousands)

Average Balances                                                                2000                   1999                Increase
                                                                                ----                   ----                --------
Earning assets ................................................               $95,622                $62,487                $33,135

Earning assets yield($) .......................................                 2,362                  1,323                  1,039

Earning assets yield(%) .......................................                  9.80%                  8.40%                  1.40%


Interest-bearing liabilities ..................................               $84,571                $53,529                $31,042

Cost of funds($) ..............................................                 1,331                    677                    654

Cost of funds(%) ..............................................                  6.24%                  5.02%                  1.22%


Interest Spread($) ............................................               $ 1,031                $   646                $   385

Interest Spread(%) ............................................                  3.56%                  3.38%                   .18%

                           PART II - OTHER INFORMATION


Item 4 - Exhibits and Reports on Form 8-K

         (a)   Exhibit No. From
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



                                       First South Bancorp, Inc.


November 13, 2000                      /s/V. Lewis Shuler
                                       -----------------------------------------
                                       V. Lewis Shuler, Executive Vice President
                                       (Principal Accounting Officer)