Form 10KSB
period 2000-12-31
FIRST SOUTH BANCORP INC
filed 2001-04-02
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000                File Number 000-28037

                            FIRST SOUTH BANCORP, INC.
                 (Name of Small Business Issuer in its Charter)

      South Carolina                                    57-1086258
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

         1450 John B. White, Sr. Road, Spartanburg, South Carolina 29306
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 595-0455

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $9,020,450.

   The aggregate market value of the Common Stock held by non-affiliates on February 28, 2001, was approximately $10,417,485. As of February 28, 2001, there were 917,780 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, First South Bancorp, Inc. (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management ; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for First South Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

Item 1.  Description of Business.

General

         The Company is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, First South Bank (the "Bank"). The Company was organized in 1999 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions (the "State Board") and granted by the Secretary of State of South Carolina. The Bank was organized in 1996. The Bank conducts its activities from its main office and one branch office, opened in 1997, in Spartanburg, South Carolina, and a branch in Columbia, South Carolina opened in March, 2000.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg and Richland Counties and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2000, the Bank employed 32 (FTE) persons.

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

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 30, 2000. At that time, in Spartanburg, 15 banks, savings and loans, and savings banks with 56 branch locations competed for aggregate deposits of approximately $1.780 billion. The Bank has a city-wide deposit market share of 4.0% and a market share rank of 9 out of the 15 competitors. The Bank also has an office in the Columbia, South Carolina Metropolitan Statistical Area which is served by offices of 18 financial institutions and has about $5.7 billion in aggregate deposits.

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

         The Company is also subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

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

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements by a wide margin at December 31, 2000.

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions and a significant number of regulations have already been adopted.

         Under provisions of the legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Item 2.  Description of Property.

         The Bank owns the real property at 1450 John B. White, Sr., Road, Spartanburg, South Carolina, where its main offices are located. The Bank leases the property at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, and at 1333 Main Street, Columbia, South Carolina, where its branch offices are located, under long term leases. All properties are believed to be well suited for the Bank's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on the NASDAQ National Market System. During 2000, management was aware of a few transactions in which the Company's common stock traded in a range from $16.38 to $17.63 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 28, 2001, there were approximately 605 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         In 1999, pursuant to a Plan of Exchange, the Company exchanged 915,759 shares of its common stock for all of the issued and outstanding shares of the Bank. The stock issued was exempt from registration pursuant to Section 3(a)(12) of the Securities Act of 1933.

         In 1999, the Company issued 1,319 shares of its common stock to directors of the Company in lieu of paying cash director's fees of $22,423. During 2000, the Company purchased 1,740 shares of its common stock in the market for directors of the Company in lieu of paying cash director's fees of $30,560. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2000, of $781,730, or $0.85 per share, compared to a net income for the year ended December 31, 1999, of $505,012 or $0.55 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $3,899,907 for 2000 as compared to $2,512,919 for 1999. The Bank also had other operating income (principally service charges, fees and commissions) of $283,897 in 2000 and $239,626 in 1999. The Bank provided $254,855 and $225,270 to its reserve for loan losses in 2000 and 1999, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $2,782,755 in 2000, and $2,021,084 in 1999.

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

         During the year ended December 31, 1999, net interest income was $2,512,919. For the year ended December 31, 2000, net interest income was $3,899,907. This increase was primarily attributable to an increase in volume as average interest earning assets increased 50.0% and average interest bearing liabilities increased 60.0% from 1999 to 2000. The average yield on interest earning assets increased from 8.35% to 9.63% from 1999 to 2000, while the average cost of interest bearing liabilities increased from 5.02% to 6.08%. As a result, the net yield on average interest earning assets increased from 4.19% in 1999 to 4.30% in 2000.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2000 and 1999.

                       Average Balances, Yields and Rates
                             (Dollars in Thousands)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                      2000                                   1999
                                                                      ----                                   ----
                                                                    Interest                               Interest
                                                         Average     Income/    Yields/        Average      Income/     Yields/
                                                       Balances(1)   Expense     Rates       Balances(1)    Expense      Rates
                                                       -----------   -------     -----       -----------    -------      -----
Assets
Federal funds sold .................................          243        15      6.17%        $ 4,000      $  195      4.88%
Due From banks - Interest-bearing ..................        7,598       491      6.46%            358          19      5.31%
Investment securities ..............................       11,887       709      5.96%         10,745         619      5.76%
Loans (2) ..........................................       70,980     7,521     10.60%         44,821       4,172      9.31%
                                                          -------     -----                   -------      ------
  Total interest earning assets ....................       90,708     8,736      9.63%         59,924       5,005      8.35%
Cash and due from banks ............................        1,675                               1,335
Valuation reserve for investment securities ........        (308)                               (158)
Allowance for loan losses ..........................        (918)                               (647)
Premises and equipment .............................        2,962                               2,829
Other assets .......................................        2,171                                 913
                                                          -------                             -------
  Total assets .....................................      $96,290                             $64,196
                                                          =======                             =======
Liabilities and shareholders' equity
  Interest bearing transaction accounts ............       19,927     1,059      5.31%        $15,060      $  679      4.51%
  Savings ..........................................        2,072        85      4.10%          1,120          30      2.68%
  Time deposits $100M and over .....................       15,780     1,016      6.44%          8,411         441      5.24%
  Other time deposits ..............................       39,477     2,554      6.47%         23,060       1,253      5.43%
                                                          -------     -----                   -------      ------
    Total interest bearing deposits ................       77,256     4,714      6.10%         47,651       2,403      5.04%
Retail repurchase agreements .......................        1,766        96      5.44%          1,606          67      4.17%
Other Borrowed Funds ...............................          458        26      5.68%            415          22      5.30%
                                                          -------     -----                   -------      ------
    Total interest bearing liabilities .............       79,480     4,836      6.08%         49,672       2,492      5.02%
Noninterest bearing demand deposits ................        4,415                               3,169
Other liabilities ..................................        1,076                                 648
Shareholders' equity ...............................       11,319                              10,707
                                                          -------                             -------
  Total liabilities and  shareholders' equity ......       96,290                             $64,196
                                                          =======                             =======
Interest rate spread (3) ...........................                             3.55%                                 3.33%
Net interest income and net yield on earning
assets (4) .........................................                  3,900      4.30%                     $2,513      4.19%
Interest free funds supporting earning assets (5) ..      $11,228                             $10,252

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

                                                     Year Ended December 31,
                                                      2000 compared to 1999
                                                   Increase (Decrease) Due to
                                                   --------------------------
                                                     (Dollars in Thousands)
                                             Volume          Rate         Change
                                             ------          ----         ------
Interest earned on:
  Investments .........................      $   482       $    80      $   562
  Federal Funds Sold ..................         (183)            3         (180)
  Net Loans ...........................        2,435           914        3,349
                                             -------       -------      -------

Total Interest Income .................        2,734           997        3,731
                                             -------       -------      -------

Interest paid on:
  Interest Checking ...................          220           160          380
  Savings Deposits ....................           26            29           55
  Certificates of Deposit .............        1,279           597        1,876
                                             -------       -------      -------

  Retail Repurchase Agreements ........            7            22           29
  Other Borrowed Funds ................            2             2            4
                                             -------       -------      -------

Total Interest Expense ................        1,534           810        2,344
                                             -------       -------      -------

Change in Net Interest Income .........      $ 1,200       $   187      $ 1,387
                                             =======       =======      =======


         During the year 2000, management expects that interest rates will decrease. Therefore, any improvements in net interest income for 2001 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service area in Spartanburg, South Carolina and its new service area in Columbia, South Carolina. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2000 of $16.5 million for a cumulative gap ratio of 1.23%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at December 31, 2000 with respect to the one year time horizon. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Time deposits in other banks are reflected in the deposits' maturity dates. Repurchase agreements and other borrowed funds are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval since they were borrowed under the daily rate credit option, and reprice daily. Loans on nonaccrual status, totaling $288,000, are excluded from this table.

                          Interest Sensitivity Analysis

                                                                                         December 31, 2000
                                                                                         -----------------
                                                                      Within         4-12      Over 1-5       Over 5
                                                                     3 Months       Months      Years         Years          Total
                                                                     --------       ------     --------       ------         -----
                                                                                               (Dollars in thousands)
Interest earning assets
   Interest-bearing deposits in other banks ..................     $  8,854      $      0       $      0       $      0     $  8,854
   Federal funds sold ........................................            0             0              0              0            0
   Other investments .........................................            0         3,486          6,974          6,171       16,631
   Loans
      Fixed rate .............................................        1,532         1,012          3,800          1,370        7,714
      Variable rate ..........................................       74,836             0              0              0       74,836
                                                                   --------      --------       --------       --------     --------
        Total interest earning assets ........................     $ 85,222      $  4,498       $ 10,774       $  7,541     $108,035
                                                                   ========      ========       ========       ========     ========

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts ..................       26,032             0              0              0       26,032
      Savings & MMIA .........................................        2,241             0              0              0        2,241
      Time deposits $100M and over ...........................          772        13,466          4,364              0       18,602
      Other time deposits ....................................        1,987        26,031         17,337              0       45,355
                                                                   --------      --------       --------       --------     --------
        Total interest bearing deposits ......................       31,032        39,497         21,701              0       92,230
      Repurchase agreements and other borrowed funds .........        2,553             0              0              0        2,553
      Other borrowed Funds ...................................          130             0              0              0          130
                                                                   --------      --------       --------       --------     --------
        Total interest bearing liabilities ...................     $ 33,715      $ 39,497       $ 21,701       $      0     $ 94,913
                                                                   ========      ========       ========       ========     ========

Interest sensitivity gap .....................................     $ 51,507      $(34,999)      $(10,927)      $  7,541
Cumulative interest sensitivity gap ..........................     $ 51,507      $ 16,508       $  5,581       $ 13,122
Gap ratio ....................................................         2.53%          .11%          .50%
Cumulative gap ratio .........................................         2.53%         1.21%         1.06%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for possible loan losses in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for losses inherent in the Bank's portfolio. The Bank provided $254,855 and $225,270 to the allowance during the years ended December 31, 2000 and 1999, respectively.

Non-interest Income

         For the year ended December 31, 2000 the Bank had non-interest of income of $283,897 compared to $239,626 for the year ended December 31, 1999. Non-interest income includes income from fees and service charges on accounts, commissions and miscellaneous items such as safe deposit box fees.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $2,782,755 for the year ended December 31, 2000 as compared to $2,021,084 for the year ended December 31, 1999. As a percentage of total operating income (net interest income after provision for loan losses plus total other operating income), other expenses decreased from 80.0% for the year ended December 31, 1999 to 70.8% for the year ended December 31, 2000. This improvement was primarily the result of a substantial increase in assets and customer relationships being handled by a staff that was only slightly larger.

Income Taxes

         During the year ended December 31, 1999, the Bank accrued $203,479 for income taxes. The Bank accrued $460,464 for income taxes during 2000. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. These accounting timing differences resulted in a deferred income tax benefit of $96,000 being recognized in 2000 and $202,300 in 1999.

Investment Portfolio

         As of December 31, 2000, the Bank's investment portfolio comprised approximately 14.5% of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2000 and at December 31, 1999.

                        Securities Portfolio Composition

                                                                   December 31, 2000                       December 31, 1999
                                                                   -----------------                       -----------------
                                                                         Net                                      Net
                                                                      Unrealized                              Unrealized
                                                          Book         Holding      Fair         Book           Holding      Fair
                                                         Value       Gain/(Loss)    Value        Value        Gain/(Loss)    Value
                                                         -----       -----------    -----        -----        -----------    -----
                                                                                  (Dollars in thousands)
Available for sale:
    U. S. Government agency obligations ..........     $ 12,000      $     (4)     $ 11,996     $ 10,000      $   (301)     $  9,699
    Municipal obligations ........................          123            (1)          122          123           (14)          109
    Restricted FHLB Stock ........................          163             -           163            -           163
                                                       --------      --------      --------     --------      --------      --------
                                                                                                                                 163
                                                       $ 12,286      $     (5)     $ 12,281     $ 10,286      $   (315)     $  9,971
                                                       ========      ========      ========     ========      ========      ========
Held for investment:
    U.S. Government Agency obligations ...........        3,500            37         3,537
    Trust Preferred obligations ..................          474            44           518
    Municipal obligations ........................     $    375             3      $    378     $    375      $    (30)     $    345
                                                       --------      --------      --------     --------      --------      --------
                                                       $  4,349      $     84      $  4,433     $    375      $    (30)     $    345
                                                       ========      ========      ========     ========      ========      ========

The following table presents maturities and weighted average yields of debt securities at December 31, 2000. Available-for-sale securities are stated at estimated fair value and held for investment securities are stated at amortized cost.

                   Securities Portfolio Maturities and Yields

                                                                                           December 31, 2000
                                                                                           -----------------
                                                                        Available                        Held for
                                                                        For Sale          Yield          Investment           Yield
                                                                        --------          -----          ----------           -----
                                                                                        (Dollars in thousands)
U. S. Government Agency obligations
         Due from one to five years ..........................           $ 9,960          5.76%          $   500              6.75%
         Due from five to ten years ..........................             2,036          7.00%            3,000              7.95%
                                                                         -------                         -------
                                                                          11,996          5.97%            3,500              7.78%
                                                                         -------          ----           -------
Municipal obligations(1)
         Due after ten years .................................               122          5.00%              375              5.25%
                                                                         -------                         -------
Trust Preferred Securities
         Due after ten years .................................                                               474              10.38%
                                                                                                         -------

Total(2)
         Due from one to five years ..........................             9,960                            500
         Due from five to ten years ..........................             2,036                          3,000
         Due after ten years .................................               122                            849
                                                                         -------                        -------
                  Total ......................................           $12,118                        $ 4,349
                                                                                                        =======

(1)      Not adjusted for tax equivalency.
(2)      Equity Securities Omitted

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2000, and 1999, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                           December 31,
                                                           ------------
                                                      2000               1999
                                                      ----               ----

Commercial, financial and agricultural .....     $ 23,755,686      $ 17,136,114
Real estate - construction .................       11,349,351         7,639,096
Real estate mortgage .......................       47,272,549        31,625,439
Consumer ...................................          460,842           600,794
    Total loans ............................       82,838,428        57,001,443

Less allowance for loan losses .............       (1,055,000)         (800,000)

                                                 $ 81,783,428      $ 56,201,443
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

         Loans secured by real estate mortgages comprised nearly 57% of the Bank's loan portfolio at December 31, 2000. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2000, the Bank had one loan totaling $288,000 past due 90 days or longer and on nonaccrual status. Net income for 2000 includes $14,822 of interest income on this loans. Had this loan been current in accordance with their original terms $8,496 of additional interest income would have been recorded in 2000.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2000 the total amount of loans determined by management to be a potential problem was $224,624. This amount consisted of two loans to one borrower.

Real Estate Owned

         The Bank had $200,000 in other real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 2000. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on specific loans are charged against the allowance in the period in which management has determined that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans are credited to the allowance. The table, "Summary of Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2000.

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

                         Summary of Loan Loss Experience

                                                                                                            Year Ended
                                                                                                            ----------
                                                                                            December 31, 2000     December 31, 1999
                                                                                            -----------------     -----------------
                                                                                                      (Dollars in thousands)

Total loans outstanding at end of period .............................................           $82,838                $57,001
Average amount of loans outstanding ..................................................            70,980                 44,821

Balance of allowance for loan losses - beginning .....................................           $   800                $   575
                                                                                                 -------                -------
Loans charged off ....................................................................                 0                      0
Recoveries of loans previously charged-off ...........................................                 0                      0
Net charge-offs ......................................................................                 0                      0
                                                                                                 -------                -------

Additions to allowance charged to expense ............................................               255                    225
                                                                                                 -------                -------

Balance of allowance for loan losses - ending ........................................           $ 1,055                $   800
                                                                                                 =======                =======

Ratios
     Net charge-offs during period to average
        loans outstanding during period ..............................................              0.00%                  0.00%
     Net charge-offs to loans at end of period .......................................              0.00%                  0.00%
     Allowance for loan losses to average loans ......................................              1.49%                  1.78%
     Allowance for loan losses to loans at end of period .............................              1.27%                  1.40%
     Allowance for loan losses to nonperforming loans
        at end of period .............................................................              3.66%                  1.14%
     Net charge-offs to allowance for loan losses ....................................              0.00%                  0.00%
     Net charge-offs to provision for loan losses ....................................              0.00%                  0.00%

   The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2000 and 1999, compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                                 Period Ended December 31,
                                                       2000                                     1999
                                                       ----                                     ----
                                            Amount            % of Loans             Amount            % of Loans
                                            ------            ----------             ------            ----------
                                                                  (Dollars in thousands)
Commercial and industrial ..............    $  506                48.0%                $219               30.1%
Real Estate - construction .............       127                12.0%                  95               13.4%
Real Estate - mortgage .................       406                38.5%                 474               55.5%
Consumer installment ...................        16                 1.5%                  12                1.1%
                                            ------                ----                 ----               ----
     Total .............................    $1,055                 100%                $800                100%
                                            ======                ====                 ====               ====

Deposits

         The average amounts and percentage composition of deposits held by the Bank for the years ended December 31, 2000 and 1999 are summarized below:

                                Average Deposits

                                                          December 31, 2000                December 31, 1999
                                                          -----------------                -----------------
                                                          Amount              %            Amount              %
                                                          ------            -----          ------            -----
                                                                        (Dollars in thousands)
Noninterest bearing demand                                 4,415              5.4           3,169              6.2
Interest bearing transaction accounts                     19,927             24.4          15,060             29.6
Savings & MMIA                                             2,072              2.5           1,120              2.2
Time deposits - $100M and over                            15,780             19.3           8,411             16.6
Other time deposits                                       39,477             48.4          23,060             45.4
                                                          ------            -----          ------            -----

         Total deposits                                   81,671            100.0          50,820            100.0
                                                          ======            =====          ======            =====

         As of December 31, 2000, the Bank held $18,602,000 in time deposits of $100,000 or more, with approximately $772,000 with maturities within three months, $4,563,000 with maturities over three through six months, $8,903,000 with maturities over six through twelve months, and $4,364,000 with maturities over twelve months. Wholesale time deposits (certificates generated through corporations, banks, credit unions, etc., on a national level) totaled $297,000 as of December 31, 2000. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Return on Equity Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       2000            1999
                                                       ----            ----

                   Return on assets                    0.81%           0.78%
                   Return on equity                    6.91%           4.72%
                   Dividend payout ratio               0.00%           0.00%
                   Equity to asset ratio              11.76%          16.68%
Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 69.5% of total assets at December 31, 2000. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

         The equity  capital of the Bank  increased by $344,497  during 1999 and increased $980,612 during 2000 as the result of net income and the sale of $6,850 of common stock from the exercise of options and $192,032 in comprehensive income.

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

         The Bank's December 31, 2000 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                              To be well
                                                                                                             capitalized
                                                                                                             under prompt
                                                                                    For capital               corrective
                                                                                 adequacy purposes        action provisions
                                                                                 -----------------        -----------------
                                                          Actual                      Minimum                  Minimum
                                                          ------                      -------                  -------
                                                   Amount         Ratio          Amount      Ratio         Amount     Ratio
                                                   ------         -----          ------      -----         ------     -----
                                                                               (Dollars in thousands)
As of December 31, 2000
   Total Capital (to risk
      weighted assets) .......................    $12,948           14.8%        $6,996       8.0%         $8,745     10.0%
   Tier 1 Capital (to risk
      weighted assets) .......................     11,893           13.6%         3,498        4.0          5,247       6.0
   Tier 1 Capital (to average
      assets)(leverage) ......................     11,893           12.4%         3,852        4.0          4,815       5.0

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                        Consolidated Financial Statements
                           December 31, 2000 and 1999

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY




                                    Contents
                                                                           Page

Independent Auditors' Report ..........................................     21

Consolidated Balance Sheets ...........................................     22

Consolidated Statements of Operations .................................     23

Consolidated Statements of Changes in Stockholders' Equity ............     24

Consolidated Statements of Cash Flows .................................     25

Notes to Financial Statements .........................................  26-40

                          Independent Auditors' Report



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with generally accepted accounting principles.




/s/ Cherry, Bekaert & Holland, L.L.P.


Spartanburg, South Carolina
January 12, 2001

                         FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                               Consolidated Balance Sheets
                                December 31, 2000 and 1999


                                                                                                          2000              1999
                                                                                                          ----              ----
     Assets

Cash and due from banks ..........................................................................   $   2,043,654    $     977,503
Interest-bearing deposits ........................................................................       8,853,682           12,308
Federal funds sold ...............................................................................               -        2,850,000
Securities available for sale (cost basis of  $12,286,414 and $10,286,375, respectively) (Note 3)       12,281,596        9,971,830
Securities held for investment (market value of $4,432,542 and $345,176, respectively) (Note 3) ..       4,349,020          375,000
Loans (Note 4) ...................................................................................      82,838,428       57,001,443
Less: allowance for loan losses (Note 4) .........................................................      (1,055,000)        (800,000)
     net deferred loan fees (Note 4) .............................................................         (40,975)         (57,178)
                                                                                                     -------------    -------------
     Net loans ...................................................................................      81,742,453       56,144,265

Premises and equipment, net (Note 5) .............................................................       2,905,738        2,863,431
Other assets .....................................................................................       2,504,307        1,866,666
                                                                                                     -------------    -------------

     Total Assets ................................................................................   $ 114,680,450    $  75,061,003
                                                                                                     =============    =============

     Liabilities and Stockholders' Equity

Deposits (Note 6)
     Noninterest-bearing demand ..................................................................   $   6,355,462    $   3,389,227
     Interest-bearing demand and savings .........................................................      28,272,956       17,323,385
     Time deposits ...............................................................................      63,957,092       38,002,706
                                                                                                     -------------    -------------
        Total deposits ...........................................................................      98,585,510       58,715,318

Retail repurchase agreements .....................................................................       2,553,119        1,723,164
Other borrowed funds (Note 7) ....................................................................               -        2,500,000
Other accrued expenses and liabilities ...........................................................       1,651,877        1,213,189
                                                                                                     -------------    -------------

     Total liabilities ...........................................................................     102,790,506       64,151,671
                                                                                                     -------------    -------------

Stockholders' equity (Notes 8,11 and 13)
     Common stock no par value; authorized 20,000,000
        shares; issued and outstanding 917,780 and 917,180,
        respectively .............................................................................               -                -
     Paid-in capital .............................................................................      11,096,989       11,090,139
     Retained earnings ...........................................................................         795,941           14,211
     Accumulated other comprehensive (loss) ......................................................          (2,986)        (195,018)
                                                                                                     -------------    -------------

 Stockholders' equity ............................................................................      11,889,944       10,909,332
Commitments (Notes 4 and 10) .....................................................................               -                -
                                                                                                     -------------    -------------
                                                                                                     $ 114,680,450    $  75,061,003
                                                                                                     =============    =============




     See accompanying notes to consolidated financial statements.

          FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Consolidated Statements of Operations
        Years ended December 31, 2000, 1999 and 1998


                                                                                      2000               1999                1998
                                                                                      ----               ----                ----

Interest income
    Loans ...............................................................        $ 7,521,179         $ 4,172,306         $ 2,879,498
    Federal funds sold ..................................................             14,672             195,316             253,361
    Securities
        U.S. Government and agency obligations ..........................            667,137             581,440             435,381
        State and local obligations .....................................             29,544              25,975              24,064
        Equity securities ...............................................             12,671              11,392               5,437
    Deposits with banks .................................................            491,350              18,913              76,737
        Total interest income ...........................................          8,736,553           5,005,342           3,674,478

Interest expense
    Deposits
        Time ............................................................          3,570,182           1,694,408           1,405,026
        Interest-bearing demand and savings .............................          1,144,521             709,482             503,593
    Other ...............................................................            121,943              88,533              68,394
         Total interest expense .........................................          4,836,646           2,492,423           1,977,013

         Net interest income ............................................          3,899,907           2,512,919           1,697,465

Provision for loan losses (Note 4) ......................................            254,855             225,270             227,507

         Net interest income after provision for loan losses ............          3,645,052           2,287,649           1,469,958

Non-interest income
    Service charges, fees, and commissions ..............................            187,880             174,909             130,743
    Other ...............................................................             96,017              64,717              43,888
         Total other operating income ...................................            283,897             239,626             174,631

Non-interest expenses
    Salaries and employee benefits ......................................          1,629,895           1,119,603             906,719
    Occupancy and equipment .............................................            464,556             350,617             303,564
    Other ...............................................................            688,304             550,864             301,926
         Total other operating expenses .................................          2,782,755           2,021,084           1,512,209

         Income before income taxes .....................................          1,146,194             506,191             132,380

Current income tax expense (Note 9) .....................................            460,464             203,479              28,350
Deferred income tax benefit .............................................            (96,000)           (202,300)                  -

         Net income .....................................................        $   781,730         $   505,012         $   104,030

Earnings per common share (Notes 2, 15) .................................        $      0.85         $      0.55         $      0.15
Diluted earnings per common share (Notes 2, 15) .........................        $      0.84         $      0.54         $      0.15




See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity Years ended
                        December 31, 2000, 1999 and 1998




                                                         Common                                         Accumulated
                                                        Stock in                         Retained        Other             Total
                                                       Number of         Paid-In         Earnings      Comprehensive   Stockholders'
                                                         Shares          Capital        (Deficit)      Income (Loss)      Equity
                                                         ------          -------        ---------      -------------      ------
Balance at December 31, 1997 ....................         676,784      $ 7,269,245     $  (594,831)     $     3,824      $ 6,678,238

     Stock proceeds .............................         237,971        3,781,349               -                -        3,781,349
     Stock in lieu of director fee ..............           1,004           15,938               -                -           15,938
     Comprehensive income:
        Net income ..............................               -                -         104,030                -
        Net change in unrealized gain
        on securities available for sale,
        net of tax of ($6,678) ..................         (14,720)
       Comprehensive income .....................               -                -               -                -           89,310
                                                      -----------      -----------     -----------      -----------      -----------


Balance at December 31, 1998 ....................         915,759       11,066,532        (490,801)         (10,896)      10,564,835

     Exercised stock options ....................             102            1,184               -                -            1,184
     Stock in lieu of director fee ..............           1,319           22,423               -                -           22,423

     Comprehensive income:
        Net income ..............................               -                -         505,012                -
        Net change in unrealized gain
        on securities available for sale,
        net of tax of ($119,528 ) ...............               -                -               -         (184,122)
       Comprehensive income .....................               -                -               -                -          320,890
                                                      -----------      -----------     -----------      -----------      -----------

Balance at December 31, 1999 ....................         917,180       11,090,139          14,211         (195,018)      10,909,332

     Exercised stock options ....................             600            6,850               -                -            6,850

     Comprehensive income:
        Net income ..............................               -                -         781,730                -
        Net change in unrealized gain
        on securities available for sale,
        net of tax of ($122,775 ) ...............               -                -               -          192,032
       Comprehensive income .....................               -                -               -                -          973,762
                                                      -----------      -----------     -----------      -----------      -----------

Balance at December 31, 2000 ....................     $   917,780      $11,096,989     $   795,941      $    (2,986)     $11,889,944
                                                      ===========      ===========     ===========      ===========      ===========










See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998


                                                                                     2000                1999                1998
                                                                                     ----                ----                ----
Cash flows from operating activities
      Net income .......................................................       $    781,730        $    505,012        $    104,030
      Adjustments to reconcile net income to net cash
           provided by operating activities
              Depreciation .............................................            201,978             172,027             164,006
              Provision for loan losses ................................            254,855             225,270             227,507
              Loss on sale of other real estate owned ..................                  -              36,603                   -
              Deferred tax asset .......................................            (96,000)           (202,300)                  -
              Director fees ............................................                  -              22,423              15,938
              Amortization, net ........................................             48,078             112,810               8,840
              Increase in interest receivable ..........................           (409,132)            (99,981)            (64,619)
              Increase in other assets .................................           (263,349)           (219,687)           (170,964)
              Increase (decrease) in accrued expenses
                 and other liabilities .................................            438,688             579,381             (23,549)
                                                                               ------------        ------------        ------------

              Net cash provided by operating activities ................            956,848           1,131,558             261,189
                                                                               ------------        ------------        ------------

Cash flows from investing activities
      Origination of loans, net of principal collected .................        (26,606,143)        (21,169,141)        (14,610,854)
      Purchase of securities available for sale ........................         (2,000,000)         (1,000,000)        (13,622,813)
      Purchase of securities held for investment .......................         (3,974,020)                  -                   -
      Proceeds from sale of other real estate owned ....................            753,100             379,865                   -
      Purchases of premises and equipment ..............................           (244,285)           (141,342)            (24,096)
      Increase in cash surrender value of life insurance ...............            (34,972)           (846,204)                  -
      Purchases of restricted FHLB stock ...............................                  -             (58,500)           (105,000)
      Proceeds from call of available for sale securities ..............                  -           1,000,000           7,699,769
      Purchase of other real estate owned ..............................                  -            (343,086)                  -
                                                                               ------------        ------------        ------------

               Net cash used in investing activities ...................        (32,106,320)        (22,178,408)        (18,662,570)
                                                                               ------------        ------------        ------------

Cash flows from financing activities
      Net increase in deposits .........................................         39,870,192          16,768,218          15,564,936
      Proceeds from exercise of stock options ..........................              6,850               1,184                   -
      Net increase in retail repurchase agreements .....................            829,955             396,919              69,628
      Repayment of other borrowings ....................................         (2,500,000)                  -                   -
      Proceeds from other borrowings ...................................                  -           2,500,000                   -
      Proceeds from stock sale .........................................                  -                   -           3,781,349
                                                                               ------------        ------------        ------------

               Net cash provided by financing activities ...............         38,206,997          19,666,321          19,415,913
                                                                               ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents ...................          7,057,525          (1,380,529)          1,014,532

Cash and cash equivalents at beginning of year .........................          3,839,811           5,220,340           4,205,808
                                                                                                   ------------        ------------

Cash and cash equivalents at end of year ...............................       $ 10,897,336        $  3,839,811        $  5,220,340
                                                                               ============        ============        ============

Supplemental disclosure of cash flow information
      Cash paid during the year for interest ...........................       $  4,316,086        $  1,797,793        $  1,811,917
                                                                               ============        ============        ============
      Cash paid (received) during the year for income taxes ............       $    462,271        $     (7,138)       $     28,350
                                                                               ============        ============        ============



See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 1 - Organization

First South Bancorp, Inc. (the "Corporation" or the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for First South Bank (the Bank). On September 30, 1999, pursuant to a plan of exchange approved by the shareholders of the Bank, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Corporation. The Corporation presently engages in no business other than that of owning the Bank and has no employees. The Bank was incorporated on April 23, 1996, and began banking operations on August 19, 1996. The Bank is a South Carolina chartered commercial bank and is engaged in lending and deposit gathering activities from two branches in Spartanburg County and one branch in Columbia, South Carolina. It operates under the laws of South Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.

Note 2 - Summary of significant accounting policies

The following is a description of the significant accounting and reporting policies that First South Bancorp, Inc. and Subsidiary (the "Company") follows in preparing and presenting their financial statements.

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

     The Company intends to hold the available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities have been classified as held-to-maturity securities because management has determined that the Company has the intent and the ability to hold all such securities until maturity.

     Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method.

      The Company had no investments classified as trading securities at December 31, 2000 and 1999.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999

   Note 2 - Summary of significant accounting policies, continued

(d)Loans and allowance for loan losses

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

(e)Other real estate owned

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

(f)Premises and equipment

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999

Note 2 - Summary of significant accounting policies, continued

(h)  Cash and cash equivalents

     Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits. During the normal course of business, the Company may have cash deposits with banks that are in excess of federally insured limits.

(i)  Earnings per common share

     Earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of outstanding stock options.

(j)  Fair value of financial instruments

     FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the value of the financial instruments held by the Company.

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

(k)  Recent accounting pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 137 and Statement No. 138, which establishes accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts. The provisions of the Statement are effective for fiscal years beginning after June 15, 2000. The FIRST SOUTH BANCORP, INC. AND SUBSIDIARY Notes to the Consolidated Financial Statements, Continued December 31, 2000 and 1999

     Company intends to adopt this statement effective January 1, 2001. The Company expects that adopting the provisions of this statement will not have a material impact on the consolidated financial statements of the Company.

     Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in September 2000 and supersedes Statement No. 125. Statement No. 140 establishes accounting and reporting requirements for the transfers and servicing of financial assets and the extinquishments of liabilities. The provisions of Statement No. 140 are effective for transfers of financial assets occurring after March 31, 2001, applied prospectively. The Company expects that adopting the provisions of this Statement will not have a material impact on the consolidated financial statements of the Company.

(l)  Operating Segments

     The FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes standards for the way public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products, services, geographic areas and major customers. In adopting Statement No. 131, the Company has determined that, using the definitions contained in the statement, all of its activities constitute only one reportable operating segment.

(m)  Financial statement reclassification

     Certain of the prior year amounts have been reclassified to conform to current year presentation; such reclassifications are immaterial to the financial statements.

Note 3 - Securities

Available for sale

A summary of the amortized cost and estimated fair value of securities available for sale follows:

                                                                                 Gross               Gross              Estimated
                                                         Amortized             Unrealized          Unrealized             Fair
                                                           Cost                  Gains               Losses               Value
                                                           ----                  -----               ------               -----
December 31, 2000
   U.S. Government agency
      obligations ..............................        $12,000,000              $        -        $     3,748        $11,996,252
   State and local obligations .................            122,914                       -              1,070            121,844
   Restricted FHLB stock .......................            163,500                       -                  -            163,500
                                                        -----------              ----------        -----------        -----------
       Total securities
           available for sale ..................        $12,286,414              $        -        $     4,818        $12,281,596
                                                        ===========              ==========        ===========        ===========

December 31, 1999
   U.S. Government agency
      obligations ..............................        $10,000,000              $        -        $   300,849        $ 9,699,151
   State and local obligations .................            122,875                       -             13,696            109,179
   Restricted FHLB stock .......................            163,500                       -                  -            163,500
                                                        -----------              ----------        -----------        -----------
       Total securities
           available for sale ..................        $10,286,375              $        -        $   314,545        $ 9,971,830
                                                        ===========              ==========        ===========        ===========

There were no sales of securities available for sale during 2000, 1999 and 1998.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999

Note 3 - Securities, continued

Held for investment

A summary of the carrying value and estimated fair market value of securities held for investment follows:

                                                                                  Gross               Gross               Estimated
                                                            Amortized           Unrealized          Unrealized              Fair
                                                              Cost                Gains               Losses                Value
                                                              ----                -----               ------                -----
December 31, 2000
   U.S. Government agency
      obligations ..............................           $3,500,000           $   36,564         $          -           $3,536,564
   Trust Preferred securities ..................              474,020               44,231                    -              518,251
   State and local obligations .................              375,000                2,727                    -              377,727
                                                           ----------           ----------           ----------           ----------
       Total securities
            held for
            investment .........................           $4,349,020           $   83,522         $          -           $4,432,542
                                                           ==========           ==========           ==========           ==========
December 31, 1999
   State and local obligations .................           $  375,000       $            -           $   29,824           $  345,176
                                                           ----------           ----------           ----------           ----------
       Total securities
            held for
            investment .........................           $  375,000       $            -           $   29,824           $  345,176
                                                           ==========           ==========           ==========           ==========

There were no sales of securities held for investment in 2000, 1999 and 1998.

The scheduled maturities of securities held for investment and available for sale at December 31, 2000 were as follows:

                                                               Available for Sale                         Held for Investment
                                                               ------------------                         -------------------
                                                                            Estimated                                     Estimated
                                                          Amortized            Fair                Amortized                Fair
                                                            Cost               Value                 Cost                   Value
                                                            ----               -----                 ----                   -----
Due in one year or less ....................           $ 3,500,000           $ 3,568,390         $           -         $           -
Due from one to five years .................             8,500,000             8,427,862               500,000               512,813
Due from five to 10 years ..................                     -                     -             1,000,000             1,010,625
Due after ten years ........................               122,914               121,844             2,849,020             2,909,104
Equity securities ..........................               163,500               163,500                     -                     -
                                                       -----------           -----------           -----------           -----------
                                                       $12,286,414           $12,281,596           $ 4,349,020           $ 4,432,542
                                                       ===========           ===========           ===========           ===========

At December 31, 2000, securities with a carrying value of approximately $3,600,000 were pledged to secure public funds, retail repurchase agreements and Treasury, tax and loan deposits.

Note 4 - Loans and allowance for loan losses

Loans at December 31, 2000 and 1999 are summarized as follows
                                                             -

                                                      2000               1999
                                                      ----               ----
Construction and land development ..........       $11,349,351       $ 7,639,096
1-4 Family residential properties ..........        16,803,152        11,864,014
Multifamily residential properties .........         1,557,548           733,966
Nonfarm nonresidential properties ..........        28,367,706        18,452,839
Other real estate loans ....................           544,143           574,620

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999

Note 4 - Loans and allowance for loan losses, continued

Commercial and industrial ..................       23,564,652        16,579,460
Consumer ...................................          460,842           600,794
Other ......................................          191,034           556,654
                                                 ------------      ------------
        Total loans ........................       82,838,428        57,001,443
   Less:  Allowance for loan losses ........       (1,055,000)         (800,000)
             Net deferred loan fees ........          (40,975)          (57,178)
                                                 ------------      ------------

                                                 $ 81,742,453      $ 56,144,265
                                                 ============      ============


The activity in the allowance for loan losses for 2000, 1999 and 1998 is summarized as follows:

                                                                           2000                       1999                  1998
                                                                           ----                       ----                  ----

Balance at beginning of year .............................              $  800,000              $  575,000               $  350,000
Provision charged to operations ..........................                 254,855                 225,270                  227,507
Loan charge-offs .........................................                       -                    (400)                  (2,507)
Loan recoveries ..........................................                     145                     130                        -
                                                                        ----------              ----------               ----------
Balance at end of year ...................................              $1,055,000              $  800,000               $  575,000
                                                                        ==========              ==========               ==========

At December 31, 2000 and 1999, nonaccrual loans amounted to $287,662 and $702,350, respectively. There were no impaired loans at December 31, 2000 and 1999.

At December 31, 2000, the Company had loans outstanding to officers, directors, and their related interests of $5,252,483. During 2000, directors, officers, and their related interests borrowed $5,475,440 and repaid $5,851,691. At December 31, 1999, the Bank had loans outstanding to officers, directors, and their related interests of $5,628,734. During 1999, directors, officers, and their related interests borrowed $3,802,866, and repaid $1,899,512.

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2000 and 1999, preapproved but unused lines of credit for loans totaled approximately $17,137,000 and $13,585,000, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $1,481,500 and $427,500 at December 31, 2000 and 1999, respectively. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

The Company grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Spartanburg and Richland Counties in South Carolina. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999


Note 5 - Premises and equipment

Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                     2000                1999
                                                     ----                ----

Land .....................................       $   431,412        $   431,412
Buildings ................................         2,201,620          2,047,979
Leasehold Improvements ...................            93,590             93,590
Furniture and equipment ..................           849,379            670,603
Construction in progress .................                 -             88,132
                                                 -----------        -----------
                                                   3,576,001          3,331,716

Less: accumulated depreciation ...........          (670,263)          (468,285)
                                                 -----------        -----------
                                                 $ 2,905,738        $ 2,863,431
                                                 ===========        ===========


Depreciation expense for the years ended 2000, 1999 and 1998 was $201,978, $172,027 and $164,006, respectively.

Note 6 - Deposits

A summary of deposit accounts at December 31, 2000 and 1999 follows:

                                                     2000                 1999
                                                     ----                 ----

Demand
     Non-interest bearing ..............         $ 6,355,462         $ 3,389,227
     Interest bearing ..................          26,032,496          15,395,626
Savings ................................           2,240,460           1,927,759
Time, $100,000 or more .................          18,501,960          10,930,849
Other time .............................          45,455,132          27,071,857
                                                 -----------         -----------
                                                 $98,585,510         $58,715,318
                                                 ===========         ===========

At December 31, 2000, the scheduled maturities of time deposits are as follows:

                   2001                            $ 42,369,969
                   2002                              20,559,013
                   2003                               1,028,110
                   2004                                       -
                   2005                                       -
                   Thereafter                                 -
                                                  -------------

                                                  $  63,957,092
                                                  =============

Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $3,121,000 at December 31, 2000.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999


Note 7 - Other borrowed funds

At December 31, 2000, the Bank had no advances outstanding from the Federal Home Loan Bank (FHLB). At December 31, 1999, the Bank had an advance of $2,500,000 from the FHLB. The borrowing carried an interest rate of the FHLB of Atlanta overnight deposit rate plus .25% (4.55%) at December 31, 1999. The borrowing matured on November 20, 2000.

At  December  31,  2000  and  1999,  the  Bank had  $5,500,000  and  $5,100,000,
respectively, in unused lines of credit to purchase federal funds from banks.


Note 8 - Regulatory capital requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                             To Be Well
                                                                                                         Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                        Actual                Adequacy Purposes          Action Provisions
                                                        ------                -----------------          -----------------
                                                 Amount        Ratio        Amount        Ratio         Amount        Ratio
                                                 ------        -----        ------        -----         ------        -----
December 31, 2000
   Total Capital
     (To Risk Weighted Assets) ..............  $12,948,000      14.8%      $6,996,000      >8.0%       $8,745,000     >10.0%
   Tier I Capital
     (To Risk Weighted Assets) ..............  $11,893,000      13.6%       3,498,000      >4.0%        5,247,000      >6.0%
   Tier I Capital
     (To Average Assets) ....................  $11,893,000      12.4%       3,852,000      >4.0%        4,815,000      >5.0%

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999


Note 8 - Regulatory capital requirements, continued

                                                                                                                 To Be Well
                                                                                                             Capitalized Under
                                                                                     For Capital               Prompt Corrective
                                                            Actual                Adequacy Purposes          Action Provisions
                                                            ------                -----------------          -----------------
                                                     Amount        Ratio        Amount        Ratio         Amount        Ratio
                                                     ------        -----        ------        -----         ------        -----
December 31, 1999
   Total Capital
     (To Risk Weighted Assets) ................    $11,861,000      19.6%      $4,844,000      >8.0%       $6,055,000     >10.0%
   Tier I Capital
     (To Risk Weighted Assets) ................    $11,104,000      18.3%       2,422,000      >4.0%        3,633,000      >6.0%
   Tier I Capital
     (To Average Assets) ......................    $11,104,000      14.9%       2,977,000      >4.0%        3,721,000      >5.0%

Note 9 - Income taxes

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                                                                     Years ended
                                                                                                     December 31,
                                                                                                     ------------
                                                                                       2000               1999               1998
                                                                                       ----               ----               ----

Statutory rates ........................................................              34.0%               34.0%               34.0%
Increase (decrease) resulting from:
  State taxes, net of federal benefit ..................................               3.1%                3.1%                2.3%
  Effect of tax exempt interest and dividends ..........................              (2.3%)              (1.4%)              (6.1%)
  (Decrease) increase in valuation allowance ...........................              (4.7%)             (36.7%)               6.0%
  Other, net ...........................................................               1.6%                1.0%              (14.8%)
                                                                                      ----                ----                ----
                                                                                      31.8%                  -                21.4%
                                                                                      ====                ====                ====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999


Note 9 - Income taxes, continued

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                        2000             1999
                                                        ----             ----
Deferred tax assets
   Allowance for loan losses .................       $ 359,000        $ 260,000
   Loan fee deferral .........................          16,000           20,000
   Premium on loan participation .............               -           19,000
   Unrealized loss on securities
       available for sale ....................           2,000          120,000
   Start-up costs amortization ...............          18,000           47,000
   Other .....................................          13,000            2,000
                                                     ---------        ---------
       Gross deferred tax assets .............         408,000          468,000
   Less valuation allowance ..................          (1,300)        (117,700)
                                                     ---------        ---------
       Net deferred tax assets ...............         406,700          350,300

Deferred tax liabilities .....................         (31,000)         (28,000)
                                                     ---------        ---------

       Net ...................................       $ 375,700        $ 322,300
                                                     =========        =========


Note 10 - Operating leases

The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2000, are as follows:

                  2001                                      $      84,803
                  2002                                             86,342
                  2003                                             87,879
                  2004                                             71,047
                  2005 and thereafter                                   -
                                                            -------------

                                                            $     330,071

Total lease expense was $74,711 for 2000 and $32,400 for 1999 and 1998.


Note 11 - Restrictions on dividends, loans and advances,

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999



Note 12 - Employee benefit plan

401(k) plan
All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6%, the Company makes a 100% matching contribution. Expense related to this plan was $48,982, $37,188 and $28,091 in 2000, 1999 and 1998, respectively.

Salary continuation plan
During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $31,934 and $4,562 at December 31, 2000 and 1999, respectively.


Note 13 - Stock options

The Company has issued incentive stock options to certain officers and employees. These options are accounted for under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by Statement No. 123, the Company has elected to continue using the measurement method prescribed in Accounting Principles Board (APB) Opinion No. 25 and, accordingly, Statement No. 123 has no effect on the Company's financial position or results of operations.

The following is a summary of stock option activity and related information for the years ended December 31, 2000, 1999 and 1998:

                                                       2000                          1999                        1998
                                                       ----                          ----                        ----
                                                             Weighted Avg.                 Weighted Avg.              Weighted Avg.
                                              Options       Exercise Price   Options      Exercise Price  Options    Exercise Price
                                              -------       --------------   -------      --------------  -------    --------------
Outstanding-
   Beginning of period .................     $ 58,100         $   13.76     $ 37,992         $   12.10     $ 28,779        $   11.16
   Granted .............................       15,178             17.01       20,208             16.89        9,213            15.04
   Exercised ...........................         (600)            11.42         (100)            11.00            -                -
   Forfeited ...........................       (1,050)            16.64            -                 -            -                -
                                             --------         ---------     --------         ---------     --------        ---------
Outstanding-End of
   Year ................................       71,628         $   14.23       58,100         $   13.76       37,992        $   12.10
                                               ======                         ======                         ======
Exercisable-End of
   Year ................................       38,505         $   12.59       30,720         $   11.70       18,290        $   11.12
                                               ======                         ======                         ======
Weighted average fair
   value of options granted
   during the year .....................    $    8.32                       $   8.43                       $   6.54
                                               ======                         ======                         ======

Exercise prices for options outstanding as of December 31, 2000 and 1999 ranged from $11.00 to $17.63. The weighted average remaining contractual life of those options is approximately 8 years at December 31, 2000 and 1999.

Because the Company had adopted the disclosure only provisions of Statement No. 123, no compensation cost has been recognized for the stock options plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date of the awards consistent with the provisions of Statement No. 123, the Company's net earnings and earnings per share would have increased to the pro forma amounts indicated below:

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999


Note 13 - Stock options, continued

                                                                                     2000                1999                  1998
                                                                                     ----                ----                  ----
Net income - as reported ............................................          $   781,730          $   505,012          $   104,030
Net income - pro forma ..............................................              728,897              480,678               73,278
Earnings per common share - as reported .............................                  .85                  .55                  .15
Earnings per common share - pro forma ...............................                  .79                  .53                  .10
Diluted earnings per common share - as reported .....................                  .84                  .54                  .15
Diluted earnings per common share - pro forma .......................                  .78                  .51                  .10


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998; dividend yield of 0%, expected volatility of 20%, risk-free interest rates of 6.00% in 2000, 6.25% in 1999 and 4.65% in 1998, and expected lives of 10 years for the options.


Note 14 - Fair value of financial instruments

The estimated fair value of financial instruments are as follows:

                                                                             2000                                   1999
                                                                             ----                                   ----
                                                                   Carrying          Estimated            Carrying        Estimated
                                                                    Amount           Fair Value            Amount         Fair Value
                                                                    ------           ----------            ------         ----------
                                                                                             (in thousands)
Financial assets
   Cash and cash equivalents ...........................            $10,898            $10,898            $ 3,840            $ 3,840
   Securities
      Available for sale ...............................             12,286             12,282              9,972              9,972
      Held for investment ..............................              4,349              4,433                375                345
   Loans ...............................................             81,742             81,565             56,144             55,943

Financial liabilities
   Deposits ............................................             98,586             98,586             58,715             58,715
   Retail repurchase agreements ........................              2,553              2,553              1,726              1,723
   Other borrowed funds ................................                  -                  -              2,500              2,500

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999

Note 15 - Earnings per common share (EPS)

The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows:

                                                                                                           Per
                                                                                Income                    Shares            Share
December 31, 2000                                                             (Numerator)              (Denominator)        Amount
                                                                              -----------              -------------        ------

Earnings per common share:
Income available to common
    stockholders ..............................................                $781,730                 917,780             $   .85
Effect of dilutive securities
    Stock options .............................................                       -                  10,784                (.01)
                                                                               --------                --------                ----

Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ...............................................                $781,730                 928,009             $   .84
                                                                               ========                ========                ====


Options to purchase 30,078 shares of common stock at $17 per share, options to purchase 300 shares of common stock at $17.25 per share and options to purchase 100 shares of common stock at $17.63 per share were not included in the computation of diluted earnings per share for 2000 because the options' exercise price was greater than the average market price of the common shares. All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1999 and 1998 as all options were dilutive for those periods.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999

Note 15 - Earnings per common share (EPS), continued

                                                                                                                             Per
                                                                                Income                   Shares             Share
December 31, 1999                                                             (Numerator)             (Denominator)         Amount
                                                                              -----------             -------------         ------

Earnings per common share:
Income available to common
    stockholders ..............................................                $505,012                 915,803             $   .55
Effect of dilutive securities
    Stock options .............................................                       -                  11,053                (.01)
                                                                               --------                --------             -------

Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ...............................................                $505,012                 926,856             $   .54
                                                                               ========                ========             =======



                                                                                                                             Per
                                                                                Income                   Shares             Share
December 31, 1998                                                             (Numerator)             (Denominator)         Amount
                                                                              -----------             -------------         ------
Earnings per common share:
Income available to common
    stockholders ...............................................                $104,030                 705,479             $   .15
Effect of dilutive securities
    Stock options ..............................................                       -                   9,064                   -
                                                                                --------                --------             -------
Diluted EPS:
    Income available to common
    stockholders + assumed
    conversions ................................................                $104,030                 714,543             $   .15
                                                                                ========                ========             =======

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2000 and 1999

Note 16 - Condensed financial statements of parent company

Financial information pertaining to First South Bancorp, Inc. is as follows:

                                  Balance Sheet
                                                             December 31,
                                                             ------------
                                                         2000              1999
                                                         ----              ----
Assets
Investment in common stock of First South Bank ...    $11,889,944    $10,909,332
                                                                     -----------
                                                                     -----------
    Total assets .................................    $11,889,944    $10,909,332
                                                      ===========    ===========

Stockholders' Equity
Stockholders' equity .............................    $11,889,944    $10,909,332
                                                      -----------    -----------
    Total stockholders' equity ...................    $11,889,944    $10,909,332
                                                      ===========    ===========

                             Statement of Operations

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2000         1999
                                                            ----         ----
Income
    Operating income ..................................   $       -   $        -

Expense
    Other expenses - directors' fee ...................           -       6,000
                                                          ---------   ---------

Loss before equity in undistributed net income
    of First South Bank ...............................           -      (6,000)
Equity in undistributed net income
    of First South Bank ...............................     781,730     511,012
                                                          ---------   ---------

Net income ............................................   $ 781,730   $ 505,012
                                                          =========   =========

The parent company had no cash transactions during 2000 or 1999. The directors' fees were paid with Company stock in lieu of cash.

Note 17 - Noncash transactions

The Company foreclosed on assets during the year ended December 31, 2000 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $1,110,961.

The Company foreclosed on an asset during the year ended December 31, 1999 and transferred the loan and accrued interest balance at the time of foreclosure to other real estate owned in the amount of $73,382.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation," "Retirement Benefits" and "Stock Option Plan" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.            Description

3.1                   Articles of Incorporation of Registrant (1)
3.2                   Bylaws of Registrant (1)
10.1                  First South Bank Stock Option Plan (2)
10.2                  Form of Option  Agreements with Barry L. Slider,  dated as of December 31,  1998,  December 31, 1997 and December 31,
                      1996. (2)
10.3                  Option  Agreement with Barry L. Slider,  dated as of April
                      17, 1997 (2)
10.4                  Form of  Salary  Continuation  Agreements  with  Barry  L.
                      Slider and V. Lewis Shuler dated November 19, 1999. (2)
21                    Subsidiaries of Registrant
---------------

(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999

(b)  Reports on Form 8.K.

         No reports on Form 8-K were filed by the registrant in the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  First South Bancorp, Inc.


March 27, 2001                    By: s/Barry L. Slider
                                     -------------------------------------------
                                        Barry L. Slider
                                        President and Chief Executive Officer


                                  By:  s/V. Lewis Shuler
                                     -------------------------------------------
                                        V. Lewis Shuler
                                        Executive Vice President
                                        (Principal Financial and Principal
                                         Accounting Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

__________________________               Director                                           March __, 2001
Richard H. Brooks

s/Harold E. Fleming, M.D.
__________________________               Director                                           March 27, 2001
Harold E. Fleming, M.D.

__________________________               Director                                           March __, 2001
Joel C. Griffin

s/Roger A. F. Habisreutinger
__________________________               Chairman, Director                                 March 27, 2001
Roger A. F. Habisreutinger

__________________________               Director                                           March __, 2001
Ashley F. Houser

__________________________               Director                                           March __, 2001
Herman E. Ratchford

s/Chandrakant V. Shanbhag
__________________________               Director                                           March 27, 2001
Chandrakant V. Shanbhag

s/Barry L. Slider
__________________________               President, Chief Executive Officer, Director       March 27, 2001
Barry L. Slider

s/David G. White
__________________________               Director                                           March 27, 2001
David G. White

                                  EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------

3.1                   Articles of Incorporation of Registrant (1)
3.2                   Bylaws of Registrant (1)
10.1                  First South Bank Stock Option Plan (2)
10.2                  Form of Option  Agreements with Barry L. Slider,  dated as of December 31,  1998,  December 31, 1997 and December 31,
                      1996. (2)
10.3                  Option  Agreement with Barry L. Slider,  dated as of April
                      17, 1997 (2)
10.4                  Form of  Salary  Continuation  Agreements  with  Barry  L.
                      Slider and V. Lewis Shuler dated November 19, 1999. (2)
21                    Subsidiaries of Registrant
---------------
(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999