Form 10QSB
period 2001-03-31
FIRST SOUTH BANCORP INC
filed 2001-05-15
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
                      (Exact Name of Small Business Issuer)


    SOUTH CAROLINA                                         57-1086258
    --------------                                         ----------
(State of Incorporation)                    (IRS Employer Identification number)

                               1450 Reidville Road
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                           (Issuer's Telephone Number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 917,780 shares outstanding on March 31, 2001.

Transitional Small Business Disclosure Format (Check One)   YES  [ ]   NO  [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Balance Sheet ..........................................     3

                  Statement of Operations ................................     4

                  Statement of Comprehensive Income ......................     5

                  Statement of Cash Flows ................................     6

                  Statement of Changes in Shareholders Equity ............     7

                  Notes to Unaudited Statements ..........................     8


         Item 2.  Management's Discussion and Analysis ...................  9-17


Part II -         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .......................    18


SIGNATURES ...............................................................    19

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                           Consolidated Balance Sheets
                            ($ amounts in thousands)

                                                                                                (Unaudited)
                                                                                                  March 31,                Dec. 31,
                                                                                                    2001                     2000
                                                                                                    ----                     ----
Assets
Cash & due from banks ............................................................               $   1,915                $   2,043
Due from banks - interest bearing ................................................                   5,055                    8,854
 Investment securities:
         Securities held to maturity .............................................                   3,849                    4,349
         Securities available for sale ...........................................                  13,226                   12,282
Loans ............................................................................                  89,475                   82,838
      Less, allowance for loan losses ............................................                  (1,110)                  (1,055)
                                                                                                 ---------                ---------
Loans - net ......................................................................                  88,365                   81,783
Property & equipment, net ........................................................                   2,855                    2,906
Other assets .....................................................................                   2,499                    2,504
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 117,764                $ 114,721

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $   6,293                $   6,355
      Interest-bearing ...........................................................                  85,191                   92,230
                                                                                                 ---------                ---------
                  Total deposits .................................................                  91,484                   98,585

Securities sold under repurchase agreements ......................................                   2,743                    2,553
Other borrowed funds .............................................................                  10,000                        0
Demand notes issued to the U.S. Treasury .........................................                     339                      130
Other liabilities ................................................................                   1,001                    1,563
                                                                                                 ---------                ---------
                  Total liabilities ..............................................                 105,567                  102,831

Shareholders' equity
Common stock - no par value; 20,000,000 authorized,
     outstanding 917,780 and 917,780, respectively ...............................                   4,589                    4,589
Additional paid-in capital .......................................................                   6,508                    6,508
Undivided profits ................................................................                   1,036                      796
Accumulated other comprehensive income (loss) ....................................                      64                       (3)
                                                                                                 ---------                ---------
         Total shareholders' equity ..............................................                  12,197                   11,890
                                                                                                 ---------                ---------

         Total liabilities and shareholders' equity ..............................               $ 117,764                $ 114,721
                                                                                                 =========                =========

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                             Statement of Operations

                                                                                                            (Unaudited)
                                                                                                       Period ended March 31,
                                                                                                       ----------------------
                                                                                                            Three Months
                                                                                                            ------------
                                                                                                     2001                    2000
                                                                                                     ----                    ----
                                                                                            (Dollars in thousands, except per share)
Interest income
         Loans, including fees ...................................................                 $ 2,145                  $ 1,504
         Investment securities ...................................................                     265                      150
         Interest bearing deposits ...............................................                      44                       37
         Other investments .......................................................                       0                        3
                                                                                                   -------                  -------

         Total interest income ...................................................                   2,454                    1,694

Interest expense
         Deposits and borrowings .................................................                   1,355                      866

Net interest income ..............................................................                   1,099                      828
         Provision for loan losses ...............................................                     (55)                     (35)
                                                                                                   -------                  -------
Net interest income after provision ..............................................                   1,044                      793

Other income
         Service charges on deposit accounts .....................................                      45                       31
         Other income ............................................................                      42                       93
                                                                                                   -------                  -------
         Total noninterest income ................................................                      87                      124

Other expenses
         Salaries and benefits ...................................................                     493                      410
         Occupancy and equipment .................................................                     118                       98
         Other expense ...........................................................                     182                      181
                                                                                                   -------                  -------
         Total other expense .....................................................                     793                      689

Income before income taxes .......................................................                     338                      228
         Provision for income taxes ..............................................                      98                       56
                                                                                                   -------                  -------

Net income .......................................................................                 $   240                  $   172

         Basic per share earnings ................................................                 $   .26                  $   .19

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                 Consolidated Statement of Comprehensive Income


                                                              (Unaudited)
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                          2001             2000
                                                          ----             ----
                                                          (Dollars in thousands)

Net Income ...........................................   $ 240            $ 172

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ..........     107              (52)

Income tax (expense) benefit on other
                comprehensive income (loss) ..........     (40)              20
                                                         -----            -----
Total other comprehensive income (loss) ..............      67              (32)

Comprehensive income .................................   $ 307            $ 140
                                                         =====            =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
               For the Three Months ended March 31, 2001 and 2000


                                                                                                                 (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                           2001             2000
                                                                                                           ----             ----
                                                                                                           (Dollars in thousands)
Operating Activities
Net income .................................................................................           $    240            $    172

Adjustments to reconcile net income to net cash
    provided by operating activities
         Provision for loan losses .........................................................                 55                  35
         Depreciation ......................................................................                 54                  44
         Director fees .....................................................................                 15                   8
         Increase in other assets ..........................................................                (35)               (355)
         Increase (decrease) in accrued expenses and other liabilities .....................               (353)               (200)
                                                                                                       --------            --------

Net cash provided (used) by operating activities ...........................................                (24)               (296)


Investing Activities
         Purchase of securities available for sale .........................................             (4,001)                  0
         Purchase of securities held for investment ........................................                  0                   0
         Purchase of restricted FHLB stock .................................................               (336)                  0
         Proceeds from call of available for sale securities ...............................              3,000                   0
         Proceeds from call of held to maturity securities .................................              1,000                   0
         Origination of loans, net of principal collected ..................................             (6,636)             (7,133)
         Purchase of premises and equipment ................................................                (19)               (200)
                                                                                                       --------            --------

Net cash used in investing activities ......................................................             (6,992)
                                                                                                                             (7,333)

Financing Activities
         Net increase (decrease) in deposits ...............................................             (7,101)             12,983
         Net increase (decrease) in retail repurchase agreements ...........................                190                (332)
         Net increase (decrease) in other borrowings .......................................             10,000              (2,500)
                                                                                                       --------            --------

Net cash provided by financing activities ..................................................              3,089              10,151

Net increase (decrease) in cash and cash equivalents .......................................             (3,927)              2,522

Cash and cash equivalents, beginning .......................................................             10,897
                                                                                                                              3,840

Cash and cash equivalents, ending ..........................................................              6,970               6,362

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statement of Changes in Shareholders' Equity
       Year-ended December 31, 2000 and Three Months Ended March 31, 2001
                                   (Unaudited)


                                                                                                    ACCUMULATED
                                                   SHARES OF                         ACCUMULATED        OTHER              TOTAL
                                                    COMMON           PAID-IN          EARNINGS      COMPREHENSIVE      STOCKHOLDERS'
                                                     STOCK           CAPITAL          (DEFICIT)     INCOME (LOSS)         EQUITY
                                                     -----           -------          ---------     -------------         ------
Balance at
December 31, 1999 .........................        917,180        $11,090,139        $  14,211        $ (195,018)        $10,909,332

Exercised
stock options .............................            600              6,850                                                  6,850

Net income ................................                                            781,730

Net change in
unrealized gain on
available for sale
securities, net of tax ....................                                                              192,032

Comprehensive income ......................                                                                                  973,762
                                                   -------        -----------        ---------        ----------         -----------
Balance at
December 31, 2000 .........................        917,780         11,096,989          795,941            (2,986)         11,889,944
                                                   =======        ===========        =========        ==========         ===========

                                                                                                    ACCUMULATED
                                                   SHARES OF                         ACCUMULATED        OTHER              TOTAL
                                                    COMMON           PAID-IN          EARNINGS      COMPREHENSIVE      STOCKHOLDERS'
                                                     STOCK           CAPITAL                        INCOME (LOSS)         EQUITY
                                                     -----           -------          ---------     -------------         ------
Balance at
December 31, 2000 ..........................        917,780        11,096,989           795,941            (2,986)        11,889,944


Net income .................................                                            240,310

Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                               66,454

Comprehensive income .......................                                                                                 306,764
                                                    -------        ----------         ---------            ------         ----------
Balance at
March 31, 2001 .............................        917,780        11,096,989         1,036,251            63,468         12,196,708
                                                    =======        ==========         =========            ======         ==========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2000, contained in the Corporation's Annual Report on Form 10-KSB.

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

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

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2000.

Net Income

For the first three months of 2001, First South Bancorp, Inc. earned a net profit of approximately $240.3 thousand, or $ .26 per share, compared to approximately $171.9 thousand, or $ .19 per share, for the same period in 2000. This 39.8 % increase in net income occurred despite (i) a 15.2 % increase in noninterest expense from $688.9 thousand to $793.4 thousand, (ii) an increase in the provision for loan losses related to loan growth from $35.0 thousand to $55.0 thousand and (iii) a decrease of $37.7 thousand, in noninterest income. With the effective tax rate for 2001 approximately that of the same period in 2000, the primary source of the improved earnings was net interest income. Net interest income increased slightly more than $271.1 thousand during the first three months of 2001, or 32.8 %, over the same period in 2000.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the period were .86 % and 8.06 %, respectively.

Table One                   Selected Earnings Ratios
                     at or for the Periods Ending March 31,

                                                            2001           2000
                                                            ----           ----
Return on Average Assets .........................           .86%           .88%

Return on Average Equity .........................          8.06%          6.26%

Dividend Payout Ratio ............................            N/A            N/A

Average Stockholders Equity
as a Percentage of Average Assets ................         10.71%         14.09%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. Net interest income for the first three months of 2001 increased over that of the same period in 2000 by $271 thousand, or 32.8%. A number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first three months of 2001.

Though growth in earning assets of $33.4 million, or 45.7 %, was certainly the most significant factor in the growth of interest income, the change in the earning assets mix also contributed significantly to the improvement in the earning assets yield. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from
80.6 % in 2000 to 81.3 % in 2001.

For the first three months of 2001, the cost of funds averaged 5.88 %, an increase of 34 basis points over the average cost of funds rate of 5.54 % in 2000. Declining liquidity created by the loan demand in 2001 necessitated growth in deposits, which could only be accomplished with time deposit offerings at rates near or at the top of the market. The growth in interest-bearing liabilities with the highest interest cost significantly increased the cost of funds rate. This increase in the cost of funds partially offset the increase in the yield on earning assets. The overall effect of these changes was a decline in the interest spread of 31 basis points, from 3.77 % in 2000 to 3.46 % in 2001. First South Bancorp's net interest margin (net interest income divided by total average earning assets) declined by 37 basis points, from 4.55% in 2000 to 4.18% in 2001.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the three months ended March 31, 2001 and 2000.

Table Two             Net interest Income and Average Balance Analysis
                       for the Three Months Ended March 31
                                  2001 and 2000
                             (Dollars in thousands)

                                                                                              Interest                  Average
Interest-Earning Assets                                     Average Balance               Income/Expense             Yield / Cost
-----------------------                                     ---------------               --------------             ------------
                                                          2001          2000            2001         2000           2001       2000
                                                          ----          ----            ----         ----           ----       ----

Due From Banks - Int Bearing .....................    $   3,235          2,564      $      44            37         4.64%      5.79%
Investments ......................................       16,696         10,661            265           153         6.35%      5.76%
Loans ............................................       86,670         59,946          2,145         1,504        10.04%     10.09%
                                                      ---------        -------      ---------       -------        -----      -----
Total Interest Earning Assets ....................    $ 106,601         73,171      $   2,454         1,694         9.34%      9.31%

Noninterest-Earning Assets
Cash & Due From Banks ............................    $   2,095          1,400
Loan Loss Reserve ................................       (1,073)          (812)
Investments: Fair value ..........................           29           (369)
Premises & Equipment .............................        2,877          2,884
Interest Receivable & Other ......................        2,351          1,941
                                                      ---------         ------
Total Noninterest-Earning Assets .................    $   6,279          5,044

TOTAL ASSETS .....................................    $ 112,880         78,215
                                                      =========         ======
 Interest-Bearing Liabilities
NOW Accounts .....................................    $  25,262         16,234      $     302           196         4.85%      4.86%
Money Market & Savings ...........................        2,531          2,085             23            18         3.68%      3.47%
Time Deposits & IRA's ............................       59,597         41,474            965           611         6.56%      5.93%
Fed Funds Purchased & Repos ......................        2,704          1,727             29            22         4.35%      5.05%
Other borrowed funds .............................        3,222          1,199             34            17         4.28%      5.84%
Demand Notes Issued to Treasury ..................          178            180              2             2         4.55%      4.55%
                                                      ---------         ------      ---------       -------         ----       ----
Total Interest-Bearing Liabilities ...............    $  93,494         62,899      $   1,355           866         5.88%      5.54%

Noninterest-Bearing Liabilities
Demand Deposits ..................................    $   5,986          3,449
Interest Payable .................................          928            546
Other Liabilities ................................          379            300
                                                      ---------        -------
Total Non Int-Bearing Liabilities ................    $ 100,787          4,295

Stockholders' Equity .............................    $  12,093         11,021

Total Liabilities & Equity .......................    $ 112,880         78,215
                                                      =========         ======
Net Interest Income ..............................                                  $   1,099       $    828

             Net Yield on Earning Assets .........                                                                  4.18%      4.55%
             Interest Rate Spread ................                                                                  3.46%      3.77%

Non-Interest Income

Non-interest income for the first three months of 2001 decreased by $ 37.8 thousand, or 30.3%, less than the 2000 amount of $ 124.5 thousand. Commissions and fees declined due primarily to the reduction in commissions and fees generated by the bank's brokerage services business. Table Three provides a three month 2001 to 2000 performance comparative of categories of non-interest income.

Table Three            Summary of Total Noninterest Income
                       for the Three Months Ended March 31
                                  2001 and 2000
                             (Dollars in thousands)

                                                            2001            2000
                                                            ----            ----
Service Charges ................................            $ 45            $ 31
Commissions & Fees .............................              29              69
Other Noninterest Income .......................              12              24
                                                            ----            ----
Total ..........................................            $ 86            $124

Non-Interest Expense

Non-interest expense for the first three months of 2001 increased by $104.5 thousand, or 15.2 %, over the first three months total in 2000 of $688.9 Thousand. While some of the operational expense increase experienced in 2001 resulted from the growth the bank experienced in the market area which existed in 2000, adding a branch office in Columbia, SC at the end of the first quarter of 2000 was the single most significant factor associated with the growth in non-interest expense in 2001 compared to 2000.

Table Four provides a three month 2001 to 2000 performance comparative of various categories of non-interest expense.

Table Four              For the Three Months Ended March 31
                                  2001 and 2000
                             (Dollars in thousands)

                                                             2001           2000
                                                             ----           ----
Salaries & Employee Benefits .....................           $493           $410
Occupancy & Equipment ............................            118             98
Other ............................................            182            181
                                                             ----           ----
Total ............................................           $793           $689

Income Taxes

Through March 31, 2001, $19,500 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. Though deductible for state income tax purposes, the non-deductibility for federal income tax purposes of the $54,975 year-to-date charge to earnings as a provision for potential future loan losses served for book tax purposes to reduce the Corporation's taxes by 16.8%.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2001, $4,000,000 in investment securities were called. These called securities were replaced with $4,000,000 in government agency securities.

Table Five              Analysis of Investment Securities
                            ($ amounts in thousands)

March 31, 2001                         Available for Sale    Held for Investment
                                       ------------------    -------------------
                                        Amortized     Fair     Amortized   Fair
                                           Cost      Value       Cost      Value
                                           ----      -----       ----      -----
Due in one year or less ............    $ 6,001    $ 6,021     $    0     $    0
Due from one to five years .........      4,000      4,005        500        522
Due from five to ten years .........      3,000      3,078      1,000      1,014
Due after ten years ................        123        122      1,849      1,905
                                        =======    =======     ======     ======
                                         13,124     13,226      3,375      3,441



December 31, 2000                      Available for Sale    Held for Investment
                                       ------------------    -------------------
                                        Amortized     Fair     Amortized   Fair
                                           Cost      Value       Cost      Value
                                           ----      -----       ----      -----
Due in one year or less ............    $ 3,500    $ 3,486     $    0     $    0
Due from one to five years .........      6,500      6,474        500        513
Due from five to ten years .........      2,000      2,036      1,000      1,010
Due after ten years ................        123        122      2,849      2,909
                                        =======    =======     ======     ======
                                         12,123     12,188      4,349      4,432

Loan portfolio

For the twelve month period between March 31, 2000 and March 31, 2001, loans increased by $25 million, or 39.5%. As is shown in Table Six, however, the composition of the loan portfolio on a percentage of the total basis remained relatively stable. The greatest percentage changes took place in the categories of Construction/Land Development which declined 2.3 % of the total and Commercial & Industrial which increased 2.6% of the total.

As shown in Table Seven, Variable Rate Loans comprised 89.4% of the total loan portfolio.

On March 31, 2001, there was one loan for $252,334 which was on nonaccrual status.

Table Six                       Analysis of Loans
                                March 31 Balances
                             (Dollars in thousands)

                                                                           2001                              2000
                                                                           ----                              ----
Real Estate:
   Construction / Land Development ...........................           $11,284             12.6%         $ 9,550             14.9%
   1-4 Family Residential Properties .........................            18,368             20.5%          13,726             21.4%
   Multifamily Residential Properties ........................             1,569              1.8%             727              1.1%
   Nonfarm Nonresidential Properties .........................            29,859             33.4%          20,589             32.1%
   Other Real Estate Loans ...................................               503               .6%             549               .9%
Commercial & Industrial ......................................            27,378             30.6%          17,980             28.0%
Consumer .....................................................               462               .5%             462               .7%
Other ........................................................                52                -%             552               .9%
                                                                         =======                           =======
TOTAL ........................................................           $89,475            100.0%         $64,135            100.0%

Table Seven          Analysis of Loan Maturities and Repricing Frequency
                              as of March 31, 2001
                             (Dollars in thousands)

                                         Within        >3 Months        >1 Year         >3 Years          Over
                                        3 Months       12  Months       3  Years         5 Years         5 Years         Total
                                        --------       ----------       --------        --------         --------        -----

Variable Rate Loans .................    $79,951                                                                       $79,951

Fixed Rate Loans ....................        621         1,819            4,039            862           2,183         $ 9,524
                                        --------         -----            -----          -----           -----         -------

Total Loans .........................   $ 80,572         1,819            4,039            862           2,183         $89,475

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating to each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending March 31, 2001 and 2000, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                       for the Three Months Ended March 31

                                                        2001              2000
                                                        ----              ----
Balance at Beginning of Year .................       $1,055,000       $  800,000
Provision Charged to Operations ..............           54,975           35,000
Loans Charged-off ............................                0                0
Loan Recoveries ..............................               50                0
Balance At End Of Period .....................       $1,110,025       $  835,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2001, the cumulative one-year gap for the Bank was a positive or asset sensitive $ 21.9 million. At March 31, 2001, the cumulative five-year gap for the Bank was a positive $ 5.1 million or 4.3 % of total assets. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2001.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of March 31, 2001
                            ($ amounts in thousands)

                                                                One Year        Over One Year             Over
                                                                or Less         to Five Years           Five Years           Total
                                                                -------         -------------           ----------           -----
Interest Earning Assets
Due From Banks .................................                $  5,055            $      0             $      0           $  5,055
Investment Securities ..........................                   6,001               4,500                5,972             16,473
FHLB Stock .....................................                     500                   0                    0                500
Loans** ........................................                  82,391               4,901                2,183             89,475
                                                                ========            ========             ========           ========
Total ..........................................                $ 93,947            $  9,401             $  8,155           $111,503

** Excludes $252 loan on nonaccrual status.

Interest-Bearing Liabilities
NOW Accounts ........................................            $25,534            $      0             $      0           $ 25,534
Savings & MMIA ......................................              2,380                   0                    0              2,380
Time Deposits:$100m & > .............................             10,584               4,811                    0             15,395
Time Deposits: < $100m ..............................             25,491              16,392                    0             41,883
Repurchase Agreements ...............................              2,744                   0                    0              2,744
Other Borrowed Funds ................................              5,339               5,000                    0             10,339
                                                                ========            ========             ========           ========
Total ...............................................           $ 72,072            $ 26,203             $      0           $ 98,275

Period  Gap .........................................           $ 21,875            $(16,802)            $  8,155           $ 13,228

Cumulative Gap ......................................           $ 21,875            $  5,073             $ 13,228

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities .....................              130.3%              35.8%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ....................              130.3%             105.1%



                                                               3 Months          Over 3 Months        Over One
Time Deposits                                                   & Less            to 12 Months           Year                 Total
                                                                ------            ------------           ----                 -----
$100,000 and Greater ...........................              $   500              $10,084              $ 4,811              $15,395

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 64.6% of total assets at March 31, 2001. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to increase its borrowings from that institution. The Bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The $1,147,374 increase in equity during the twelve month period between March 31, 2000 and 2001 resulted primarily from an $849,673 increase in retained earnings and a $290,432 change in the net unrealized gain on available for sale securities.

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

The Bank's March 31, 2001 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:


                                                                                                             To be well capitalized
                                                                                        For capital          under prompt corrective
As of March 31, 2001                                        Actual                   adequacy purposes             action provisions
                                                            ------                   -----------------             -----------------
                                                                                          Minimum                      Minimum
                                                                                          -------                      -------
                                                    Amount            Ratio       Amount           Ratio        Amount        Ratio
                                                    ------            -----       ------           -----        ------        -----
Total Capital (to risk
weighted assets) ..........................         $13,243          14.3%       $ 7,423           8.0%       $ 9,279          10.0%

Tier 1 Capital (to risk
weighted assets) ..........................         $12,133          13.1%       $ 3,712           4.0%       $ 5,568           6.0%

Tier 1 Capital (to
average assets) (leverage) ................         $12,133          10.7%       $ 4,514           4.0%       $ 5,642           5.0%

                           PART II - OTHER INFORMATION


Item 4 - Exhibits and Reports on Form 8-K

         (a)      No exhibits are included with this report.

         (b)      Reports on Form 8-K :    None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          First South Bancorp, Inc.

                          s/Barry L. Slider
May 11, 2001              ------------------------------------------------------
                          Barry L. Slider, President and Chief Executive Officer


                           s/V. Lewis Shuler
                           -----------------------------------------------------
                           V. Lewis Shuler, Executive Vice President
                           (Principal Accounting Officer)