Form 10QSB
period 2001-06-30
FIRST SOUTH BANCORP INC
filed 2001-08-13
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

                             Commission File Number
                                   000-28037

                           FIRST SOUTH BANCORP, INC.
                     (Exact Name of Small Business Issuer)


                            SOUTH CAROLINA 57-1086258
         (State of Incorporation) (IRS Employer Identification number)

                           1450 John B White Sr. Blvd.
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                           (Issuer's Telephone Number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X N0 ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 917,780 shares outstanding on July 31, 2001.

Transitional Small Business Disclosure Format (Check One)    YES  [ ]   NO  [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

   Item 1.  Financial Statements

            Balance Sheet .............................................        3

            Statement of Operations ...................................        4

            Statement of Comprehensive Income .........................        5

            Statement of Cash Flows ...................................        6

            Statement of Changes in Shareholder Equity ................        7

            Notes to Unaudited Statements .............................        8


   Item 2.  Management's Discussion and Analysis ......................     9-18

Part II -         OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security holders .......       19

   Item 6.  Exhibits and Reports on Form 8-K ..........................       19


SIGNATURES ............................................................       20

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY
                           Consolidated Balance Sheets
                            ( $ amounts in thousands)

                                                                                     (Unaudited)       (Unaudited)
                                                                                       June 30,          June 30,           Dec. 31,
                                                                                        2001               2000               2000
                                                                                        ----               ----               ----
Assets
Cash & due from banks .....................................................         $   2,318          $   1,661          $   2,043
Due from banks - interest bearing .........................................             2,310                330              8,854
Fed Funds sold ............................................................                 0              7,500                  0
Investment securities:
         Securities held to maturity ......................................             3,849                375              4,349
         Securities available for sale ....................................            11,274              9,930             12,282
Loans .....................................................................           104,779             72,220             82,838
      Less, allowance for loan losses .....................................            (1,260)              (930)            (1,055)
                                                                                    ---------          ---------          ---------
Loans - net ...............................................................           103,519             71,290             81,783
Property & equipment, net .................................................             2,818              3,018              2,906
Other assets ..............................................................             2,555              1,984              2,504
                                                                                    ---------          ---------          ---------
Total assets ..............................................................         $ 128,643          $  96,088          $ 114,721
                                                                                    =========          =========          =========

Liabilities
Deposits:
      Noninterest-bearing .................................................         $   9,032          $   5,624          $   6,355
      Interest-bearing ....................................................            90,676             76,436             92,231
                                                                                    ---------          ---------          ---------
                  Total deposits ..........................................            99,708             82,060             98,586

Securities sold under repurchase agreements ...............................             5,055              1,497              2,553
Other borrowed funds ......................................................            10,000                  0
                                                                                                                                  0
Demand notes issued to the U.S. Treasury ..................................               450                331                130
Other liabilities .........................................................               999                986              1,562
                                                                                    ---------          ---------          ---------
                  Total liabilities .......................................           116,212             84,874            102,831

Shareholders' equity
Common stock - no par value; 20,000,000 authorized, .......................             4,589              4,586              4,589
     Outstanding 917,780, 917,180, 917,780, respectively
Additional paid-in capital ................................................             6,508              6,504              6,508
Undivided profits .........................................................             1,241                345                796
Accumulated other comprehensive income/(loss) .............................                93               (221)                (3)
                                                                                    ---------          ---------          ---------
         Total shareholders' equity .......................................            12,431             11,214             11,890
                                                                                    ---------          ---------          ---------
         Total liabilities and shareholders' equity .......................         $ 128,643          $  96,088          $ 114,721
                                                                                    =========          =========          =========

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                             Statement of Operations

                                                                                                  (Unaudited)
                                                                                             Period ended June 30,
                                                                                             ---------------------
                                                                                Three Months                       Six Months
                                                                                ------------                       ----------
                                                                            2001            2000             2001              2000
                                                                            ----            ----             ----              ----
                                                                                  (Dollars in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 2,173          $ 1,793          $ 4,318          $ 3,297
         Investment securities .................................             225              150              490              301
         Interest bearing deposits .............................               0              108                1              145
         Other investments .....................................              85                3              128                6
                                                                         -------          -------          -------          -------

         Total interest income .................................           2,483            2,054            4,937            3,749

Interest expense
         Deposits and borrowings ...............................           1,328            1,120            2,684            1,987

Net interest income ............................................           1,155              934            2,253            1,762
         Provision for loan losses .............................            (151)             (95)            (206)            (130)
                                                                         -------          -------          -------          -------
Net interest income after provision ............................           1,004              839            2,047            1,632

Other income
         Service charges on deposit accounts ...................              60               36              106               67
         Other income ..........................................              40               94               81              188
                                                                         -------          -------          -------          -------

         Total noninterest income ..............................             100              130              187              255

Other expenses
         Salaries and benefits .................................             479              438              972              848
         Occupancy and equipment ...............................             131              117              249              215
         Other expense .........................................             178              166              360              348
                                                                         -------          -------          -------          -------
         Total other expense ...................................             788              721            1,581            1,411

Income before income taxes .....................................             316              248              653              476
         Provision for income taxes ............................             113               89              210          $   146
                                                                         -------          -------          -------          -------

Net income .....................................................         $   203          $   159          $   443          $   330

         Basic per share earnings ..............................         $   .22          $   .17          $   .48          $   .36

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                 Consolidated Statement of Comprehensive Income


                                                                (Unaudited)
                                                        Six Months Ended June 30
                                                        ------------------------
                                                             2001           2000
                                                             ----           ----
     (Dollars in Thousands)

Net Income ...........................................       $ 443        $ 330

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ..........         154          (42)

Income tax (expense) benefit on other
                comprehensive income (loss) ..........         (58)          16
                                                             -----        -----
Total other comprehensive income (loss) ..............          96          (26)

Comprehensive income (loss) ..........................       $ 539        $ 304
                                                             =====        =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                          2001                2000
                                                                                                          ----                ----
                                                                                                         (Dollars in thousands)
Operating Activities
Net income ...............................................................................            $    443             $    330

Adjustments to reconcile net income to net cash
                    provided by operating activities
         Provision for loan losses .......................................................                 206                  130
         Depreciation ....................................................................                 108                   96
         Director fees ...................................................................                  29                   18
         Deferred tax asset ..............................................................                 (84)                 (48)
         Decrease (increase) in other assets .............................................                 266                 (336)
         Decrease in accrued expenses and other liabilities ..............................                (146)              (2,084)
                                                                                                      --------             --------

Net cash provided (used) by operating activities .........................................                 822               (1,894)

Investing Activities
         Purchase of securities available for sale .......................................              (4,000)                   0
         Purchase of restricted FHLB stock ...............................................                (337)                   0
         Proceeds from call of available for sale securities .............................               6,000                    0
         Origination of loans, net of principal collected ................................             (21,982)             (15,219)
         Purchase of premises and equipment ..............................................                 (30)                (356)
                                                                                                      --------             --------

Net cash used in investing activities ....................................................             (20,349)             (15,575)

Financing Activities
         Net increase in deposits ........................................................                 754               23,345
         Net increase (decrease) in retail repurchase agreements .........................               2,502                 (226)
         Proceeds from other borrowings ..................................................              10,000                    0
                                                                                                      --------             --------
Net cash provided by financing activities ................................................              13,256               23,119

Net increase (decrease) in cash and cash equivalents .....................................              (6,271)               5,650

Cash and cash equivalents, beginning .....................................................              10,897                3,840

Cash and cash equivalents, ending ........................................................               4,626                9,490

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statement of Changes in Shareholders' Equity
         Year-ended December 31, 2000 and Six Months Ended June 30, 2001
                                   (Unaudited)

                                                                                                       ACCUMULATED
                                                    SHARES OF                         ACCUMULATED         OTHER            TOTAL
                                                     COMMON         PAID-IN            EARNINGS        COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK          CAPITAL            (DEFICIT)       INCOME/(LOSS)       EQUITY
                                                     -----          -------            ---------       -------------       ------
Balance at
December 31, 1999 .......................           917,180       $11,090,139       $    14,211       $  (195,018)       $10,909,332

Exercised
stock options ...........................               600             6,850                                                  6,850

Net income ..............................                                               781,730

Net change in
     unrealized gain on
     available for sale
     securities, net of tax .............                                                                 192,032

Comprehensive income ....................                                                                                    973,762
                                                    -------       -----------       -----------       -----------        -----------
Balance at
December 31, 2000 .......................           917,780        11,096,989           795,941            (2,986)        11,889,944

                                                                                                       ACCUMULATED
                                                    SHARES OF                         ACCUMULATED         OTHER            TOTAL
                                                     COMMON         PAID-IN            EARNINGS        COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK          CAPITAL            (DEFICIT)       INCOME/(LOSS)       EQUITY
                                                     -----          -------            ---------       -------------       ------
Balance at
December 31, 2000 .......................           917,780       $11,096,989       $   795,941       $    (2,986)       $11,889,944


Net income ..............................                                               443,283

Net change in
     unrealized gain on
     available for sale
     securities, net of tax .............                                                                  96,373

Comprehensive income ....................                                                                                    539,656
                                                -----------       -----------       -----------       -----------        -----------
Balance at
June 30, 2001 ...........................           917,780        11,096,989         1,239,224            93,387         12,429,600

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2000, contained in the Corporation's Annual Report on Form 10-KSB.

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                                 Part I - Item 2

 Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

Statements included in Management's Discussion and Analysis or Plan of Operation which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS: SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2000.

Net Income

For the first six months of 2001, First South Bancorp, Inc. earned a net profit of $443,000, compared to $330,000 for the same period in 2000, an increase of $113,000, or 34%. Basic earnings per share were $.48 in the 2001 period, compared to $.36 for the 2000 period. The improvement in net income for the period can be attributed to one income component, net interest income. Net interest income increased $491,000 or 28%. That increase was partially offset by a $68,000 decrease in noninterest income, a $170,000 increase in noninterest expense, and a $76,000 increase in the loan loss reserve provision amount.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the period were .75 % and 7.31 %, respectively.

Table One                   Selected Earnings Ratios
                      at or for the Periods Ending June 30

                                                           2001            2000
                                                           ----            ----
Return on Average Assets .........................           .75%           .78%
Return on Average Equity .........................          7.31%          6.00%
Dividend Payout Ratio ............................           N/A            N/A
Average Stockholders Equity
as a Percentage of Average Assets ................         10.28%         13.03%

The changes in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceed the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first six months of 2001 increased over that of the same period in 2000 by $491,000, or 28%. As in most, if not all, instances of comparing the net interest income performance between two different time periods, a number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first six months of 2001.

Though growth in earning assets of $33.1 million, or 41.5 %, was certainly a significant factor in the improvement of net interest income, the change in the earning assets mix also contributed to the improvement experienced. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 80.7 % in 2000 to 81.5 % in 2001. The positive effect on the earning assets yield of the growth in earning assets and the change in the earning assets mix was diminished, however, by declining interest rates. The negative effect on the earning assets yield of the 275 basis points decline in the prime rate during the first six months of 2001 is evident in the 83 basis points reduction of the 2001 loan yield compared to 2000.

For the first six months of 2001, the cost of funds averaged 5.49 %, a reduction of only 31 basis points from the average cost of funds rate of 5.80% in 2000. The decrease in the cost of funds rate was one-half of the decrease in the earning assets yield. This resulted primarily from the fact that the largest segment of interest-bearing liabilities, time deposits, cannot be repriced as frequently as other interest-bearing liability segments. The net effect of the disparity between the pace at which earning assets and interest-bearing liabilities repriced during the first six months of 2001 is shown in the decrease from 2000 of both the interest spread and margin ratios.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2001 and 2000.

Table Two        Net interest Income and Average Balance Analysis
                        for the Six Months Ended June 30
                                  2001 and 2000
                             (Dollars in thousands)

                                                                                                    Interest             Average
Interest-Earning Assets (000)                                      Average     Balance          Income/Expense        Yield / Cost

                                                                   2001         2000            2001        2000      2001      2000
                                                                   ----         ----            ----        ----      ----      ----
Federal Funds Sold/
Int. Bearing Due From Banks ................................   $   5,461         4,712     $     129         145      4.76%    6.19%
Investments ................................................      15,404        10,661           490         307      6.36%    5.76%
Loans ......................................................      91,891        64,317         4,318       3,297      9.48%   10.31%
                                                               ---------        ------     ---------       -----      ----     ----
Total Interest Earning Assets ..............................   $ 112,756        79,690     $   4,937       3,749      8.83%    9.46%

Noninterest-Earning Assets
Cash & Due From Banks ......................................   $   2,154         1,599
Loan Loss Reserve ..........................................      (1,120)         (839)
Investments: Fair value ....................................          62          (377)
Premises & Equipment .......................................       2,858         2,971
Interest Receivable & Other ................................       2,347         1,961
                                                               ---------        ------
Total Noninterest-Earning Assets ...........................   $   6,301         5,315

TOTAL ASSETS ...............................................   $ 119,057        85,005
                                                               =========        ======
Interest-Bearing Liabilities
NOW Accounts ...............................................   $  24,656        17,499     $     526         444      4.30%    5.10%
Money Market & Savings .....................................       2,656         1,941            41          36      3.11%    3.73%
Time Deposits & IRA's ......................................      61,071        47,055         1,906       1,433      6.29%    6.17%
Fed Funds Purchased & Repos ................................       3,459         1,655            63          43      3.67%    5.22%
Other borrowed funds .......................................       6,630           600           144          17      4.38%    5.70%
Demand Notes Issued to Treasury ............................         193           200             4           4      4.18%    4.02%
                                                               ---------        ------     ---------       -----      ----     ----
Total Interest-Bearing Liabilities .........................   $  98,665        68,950     $   2,684       1,987      5.49%    5.80%

Noninterest-Bearing Liabilities
Demand Deposits ............................................   $   6,965         4,148
Interest Payable ...........................................         848           577
Other Liabilities ..........................................         344           247
                                                               ---------        ------
Total Non Int-Bearing Liabilities ..........................   $ 106,822         4,972

Stockholders' Equity .......................................   $  12,235        11,083

Total Liabilities & Equity .................................   $ 119,057        85,005
                                                               =========        ======
Net Interest Income ........................................                               $   2,253     $   1,762

                          Net Yield on Earning Assets ......                                                          4.03%    4.45%
                             Interest Rate Spread ..........                                                          3.34%    3.66%

Non-Interest Income

Total non-interest income decreased for the first six months of 2001 by $68,000 from the $255,000 amount in 2000. Though one category of non-interest income, service charges on deposit accounts, increased by $39,000, or 58%, the total of the other categories declined by $107,000 or 57%. The largest dollar decline was experienced in the area of commissions and fees, which recorded an $84,000, or 60%, decrease from 2000. The decline in revenues generated by the bank's brokerage services operations contributed significantly to the decline in commissions and fee income. Table Three provides a six month 2001 to 2000 performance comparison of categories of non-interest income.

Table Three

                                             Summary of Total Noninterest Income
                                              for the Six Months Ended June 30
                                                       2001 and 2000
                                                  (Dollars in thousands)

                                                   2001            2000
                                                   ----            ----
Service Charges ...............................    $106            $ 67
Commissions & Fees ............................      55             139
Other Noninterest Income ......................      26              49
                                                   ----            ----
Total .........................................    $187            $255

Non-Interest Expense

Non-interest expense for the first six months of 2001 increased by $170,000, or 12 %, over the first six months total in 2000 of $1,411,000. While some of the operational expense increase experienced in 2001 can be attributed to increases from vendors with which the bank contracts third-party services, the most significant increase was experienced in personnel expenses. Salaries and benefits expense increased $124,000, or 73% of the total $170,000 increase.

Table Four provides a six month 2001 to 2000 performance comparative of various categories of non-interest expense.

Table Four
                                                For the Six Months Ended June 30
                                                          2001 and 2000
                                                     (Dollars in thousands)

                                                      2001             2000
                                                      ----             ----
Salaries & Employee Benefits ...................     $  972          $  848
Occupancy & Equipment ..........................        249             215
Other ..........................................        360             348
                                                     ------          ------
Total ..........................................     $1,581          $1,411

Income Taxes

Through June 30, 2001, $84,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. The non-deductibility for federal income tax purposes of the $206,023 year-to-date charge to earnings as a provision for potential future loan losses created a significant increase in 2001 over 2000 of the percentage of income being accrued for income tax payments, 45% and 41%, respectively.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2001, $6,000,000 in government agency securities with a weighted rate of 5.66% were called. During this same period, $4,000,000 in government agency securities with a weighted average rate of 6.25% were purchased. A total of $7,000,000 (par) of investment securities were pledged at 06/30/01.

Table Five
                        Analysis of Investment Securities
                            ($ amounts in thousands)

June 30, 2001                                                        Available for Sale                     Held for Investment
                                                                     ------------------                     -------------------
                                                                Amortized              Fair             Amortized             Fair
                                                                   Cost               Value               Cost                Value
                                                                   ----               -----               ----                -----
Due in one year or less ............................             $ 3,000             $ 3,026             $     0             $     0
Due from one to five years .........................               3,000               3,033                 500                 523
Due from five to ten years .........................               5,000               5,092               2,000               2,019
Due After ten years ................................                 123                 123                 849                 890
                                                                 =======             =======             =======             =======
                                                                  11,123              11,274               3,349               3,432

December 31, 2000                                                    Available for Sale                     Held for Investment
                                                                     ------------------                     -------------------
                                                                Amortized              Fair             Amortized             Fair
                                                                   Cost               Value               Cost                Value
                                                                   ----               -----               ----                -----

Due in one year or less ............................             $ 3,664             $ 3,650             $     0             $     0
Due from one to five years .........................               6,500               6,474                 500                 513
Due from five to ten years .........................               2,000               2,036               3,000               3,024
Due After ten years ................................                 123                 122                 849                 896
                                                                 =======             =======             =======             =======
                                                                  12,287              12,282               4,349               4,433

Loan portfolio

Loans at June 30, 2001 increased by $32.5 million, or 45.1% from loans at June 30, 2000. As is shown in Table Six, however, loans secured by real estate continued to comprise a substantial percentage of the total loan portfolio, 71.8% versus 70.6% in 2000. The bank's loan portfolio on June 30, 2001, as shown in Table Seven continued to be comprised of a significant percentage, 86.3%, of variable rate loans as compared to 88.0% at June 30, 2000.

Table Six
                                Analysis of Loans
                                June 30 Balances
                             (Dollars in thousands)

                                                                                2001                               2000
                                                                                ----                               ----
Real Estate:
   Construction / Land Development .........................           $ 11,603            11.1%         $  9,428            13.0%
   1-4 Family Residential Properties .......................             21,318            20.3%           15,408            21.3%
   Multifamily Residential Properties ......................              1,688             1.6%            1,102             1.5%
   Nonfarm Nonresidential Properties .......................             40,319            38.5%           24,479            33.9%
   Other Real Estate Loans .................................                301              .3%              549              .8%
Commercial & Industrial ....................................             29,255            27.9%           20,696            28.7%
Consumer ...................................................                295              .3%              558              .8%
                                                                       ========                          ========
TOTAL ......................................................           $104,779           100.0%         $ 72,220           100.0%

Table Seven
               Analysis of Loan Maturities and Repricing Frequency
                               as of June 30, 2001
                            ($ amounts in thousands)

                                                       Within     > 3 Months     > 1 Year     > 3 Years        Over
                                                      3 Months    12  Months     3  Years       5 Years       5 Years        Total
                                                      --------    --  ------     -  -----       -------       -------        -----
Variable Rate Loans ..........................      $ 89,925                                                               $ 89,925*

Fixed Rate Loans .............................      $  2,522         3,920          3,934         1,794         2,183      $ 14,353

Total Loans ..................................      $ 92,447         3,920          3,934         1,794         2,183      $104,278*

*Excludes nonaccrual loan amount


The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This analysis is based upon a model that assigns a risk rating to each individual loan and considers the loss risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending June 30, 2001 and 2000, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight

                    Analysis of the Allowance for Loan Losses
                        for the Six Months Ended June 30

                                                        2001              2000
                                                        ----              ----
Balance at Beginning of Year ................        1,055,000           800,000
Provision Charged to Operations .............          206,023           130,000
Loans Charged-off ...........................           (1,720)                0
Loan Recoveries .............................              697                 0
                                                    ----------        ----------
Balance At End Of Period ....................        1,260,000           930,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap"analysis. The Bank's Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2001, the cumulative one-year gap for the Bank was a positive, or asset sensitive, $ 9.9 million. At June 30, 2001, the cumulative five-year gap for the Bank was a positive $ 15.2 million, or 11.8 % of total assets. The positive gap is largely attributable to the extent to which management prefers to make loans on a variable rate basis. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits that were established to help reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to exert downward pressure on quality loan rates while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2001.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of June 30, 2001
                            ($ amounts in thousands)

                                                                        One Year       Over One Year       Over
                                                                        or Less        to Five Years     Five Years         Total
                                                                        -------        -------------     ----------         -----
Interest Earning Assets
Due From Banks .................................................        $  2,310         $      0         $      0        $  2,310
Investment Securities ..........................................           3,000            3,500            7,972          14,472
FHLB Stock .....................................................             500                0                0             500
Loans** ........................................................          96,367            5,728            2,183         104,278**
                                                                        ========         ========         ========        ========
Total ..........................................................         102,177            9,228           10,155         121,560

**Excludes $501 in loans on nonaccrual status ..................

Interest-Bearing Liabilities
NOW Accounts ...................................................        $ 23,205 $              0         $      0        $ 23,205
Savings & MMIA .................................................           2,544                0                0           2,544
Time Deposits:$100m & > ........................................          13,552              842                0          14,394
Time Deposits: < $100m .........................................          47,444            3,089                0          50,533
Repurchase Agreements ..........................................           5,055                0                0           5,055
Other Borrowed Funds ...........................................             450                0           10,000          10,450
                                                                        ========         ========         ========        ========
Total ..........................................................          92,250            3,931           10,000         106,181

Period  Gap ....................................................           9,927            5,297              155          15,379

Cumulative Gap .................................................           9,927           15,224           15,379

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities ................................           110.8%           234.7%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ...............................           110.8%           115.8%

                                                              3 Months          Over 3 Months           Over One
Time Deposits                                                  & Less            to 12 Months             Year                Total
                                                               ------            ------------             ----                -----
$100,000 and Greater ...........................              $ 4,509              $ 9,043              $   842              $14,394

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base. At June 30, 2001, core deposits equaled approximately 60% of total assets. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial loans. The bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

Tier 1 and Tier 2 capital of the bank increased $903,000 between the June 30 periods ending 2001 and 2000, and $445,000 from December 31, 2000 to June 30, 2001. These increases resulted from the earnings retained during these periods.

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

The Bank's June 30, 2001 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                           To be well capitalized
                                                                                      For capital          under prompt corrective
As of June 30, 2001                                      Actual                    adequacy purposes           action provisions
                                                         ------                    -----------------           -----------------
                                                                                         Minimum                     Minimum
                                                                                         -------                     -------
                                                  Amount         Ratio           Amount          Ratio       Amount            Ratio
                                                  ------         -----           ------          -----       ------            -----
Total Capital (to risk
weighted assets) ..... .................         $13,598         12.83%          $8,480           8.0%       $10,600           10.0%

Tier 1 Capital (to risk
weighted assets) ...... ................         $12,338         11.64%          $4,240           4.0%       $ 6,360            6.0%

Tier 1 Capital (to
average assets) (leverage) .............         $12,338           9.87%         $4,999           4.0%       $ 6,249            5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2000.

Net income for the second quarter of 2001 increased by $44,000, or 28.%, over the same period in 2000. Noninterest expense was $788,000 during the second quarter 2001 period and exceeded noninterest expense for the same period in 2000 by $66,000. Noninterest income of $100,000 was $30,000 less than that in 2000. However, net interest income in the three months ended June 30, 2001 was $220,000 greater that net interest income for the same period of 2000. Net interest income improved due to growth of earning assets, actual and relative to the growth in interest-bearing liabilities, as reflected below despite the fact that the interest spread from June 30, 2000 to June 30, 2001, declined by 34 basis points.

                                 Second Quarter
                             (Dollars in thousands)

Average Balances                                                            2001                     2000                   Change
----------------                                                            ----                     ----                   ------

Earning assets ............................................               $118,835                $ 86,209                $ 36,626
Earning assets yield($) ...................................               $  2,483                $  2,054                $    429
Earning assets yield(%) ...................................                   8.38%                   9.56%                  (1.18%)
Interest-bearing liabilities ..............................               $103,780                $ 75,276                $ 28,504
Cost of funds($) ..........................................               $  1,329                $  1,120                $    209
Cost of funds(%) ..........................................                   5.13%                   5.97%                   (.84%)
Interest Spread($) ........................................               $  1,154                $    934                $    220
Interest Spread(%) ........................................                   3.25%                   3.59%                   (.34%)

                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Corporation held its annual meeting of shareholders on May 16, 2001.

 (b)-(c) The following persons were elected as directors of the Corporation to serve for a term of three years each.

Name                                                       Shares Voted
----                                                       ------------
                                                      FOR              WITHHOLD
                                                      ---              --------

Harold E. Fleming, MD ......................         690,453             1,000
Joel C. Griffin ............................         690,453             1,000
Barry L. Slider ............................         690,453             1,000


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits included with this report:None

(b)      Reports on Form 8-K :  None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  First South Bancorp, Inc.

                                   s/Barry L. Slider
August 10, 2001                -------------------------------------------------
                                  Barry L. Slider, President and Chief Executive
                                    Officer


                                   s/V. Lewis Shuler
                               -----------------------------------------------
                                   V. Lewis Shuler, Executive Vice President
                                       (Principal Accounting Officer)