Form 10QSB
period 2001-09-30
FIRST SOUTH BANCORP INC
filed 2001-11-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 (864) 595-0455
                            (Bank's Telephone Number)




Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X N0 ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 917,780 shares outstanding on November 8, 2001.

Transitional Small Business Disclosure Format (Check One)    YES  [ ]   NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements
                  Balance Sheet .........................................      3

                  Statement of Operations ...............................      4

                  Statement of Comprehensive Income .....................      5

                  Statement of Cash Flows ...............................      6

                  Statement of Changes in Shareholder Equity ............      7

                  Notes to Unaudited Statements .........................      8


         Item 2.  Management's Discussion and Analysis ..................   9-18


Part II -         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ......................     19

SIGNATURES ..............................................................     20

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                            ( $ amounts in thousands)

                                                                                  (Unaudited)        (Unaudited)
                                                                                    Sept. 30,          Sept. 30,            Dec. 31,
                                                                                     2001                2000                 2000
                                                                                     ----                ----                 ----
Assets
Cash & due from banks ..................................................          $   2,203           $   5,382           $   2,043
Due from banks - interest bearing ......................................              3,800                   5               8,854
Federal funds sold .....................................................                  0              10,100                   0
Investment securities:
         Securities held to maturity ...................................              1,950               3,375               4,349
         Securities available for sale .................................             11,370              10,072              12,282
Loans ..................................................................            111,137              77,102              82,838
      Less, allowance for loan losses ..................................             (1,340)             (1,010)             (1,055)
                                                                                  ---------           ---------           ---------
Loans - net ............................................................            109,797              76,092              81,783
Property & equipment, net ..............................................              2,803               2,925               2,906
Other assets ...........................................................              2,552               2,402               2,504
                                                                                  ---------           ---------           ---------
Total assets ...........................................................          $ 134,475           $ 110,352           $ 114,721

Liabilities
Deposits: Noninterest-bearing ..........................................          $   8,823           $   5,333           $   6,355
             Interest-bearing ..........................................             93,968              90,330              92,231
                                                                                  ---------           ---------           ---------
Total deposits .........................................................            102,791              95,663              98,586

Securities sold under repurchase agreements ............................              5,483               1,678               2,553
Other borrowed funds ...................................................             12,000                   0                   0
Demand notes issued to the U.S. Treasury ...............................                467                 175                 130
Other liabilities ......................................................              1,020               1,337               1,562
                                                                                  ---------           ---------           ---------
                   Total liabilities ...................................            121,761              98,853             102,831

Shareholders' equity
Common stock - no par value; 20,000,000 authorized, ....................              4,589               4,586               4,589
Outstanding 917,180, 915,861, 917,180, respectively
Additional paid-in capital .............................................              6,508               6,504               6,508
Undivided profits / (loss) .............................................              1,464                 542                 796
Accumulated other comprehensive income/(loss) ..........................                153                (133)                 (3)
                                                                                  ---------           ---------           ---------
           Total shareholders' equity ..................................             12,714              11,499              11,890

           Total liabilities and shareholders' equity ..................          $ 134,475           $ 110,352           $ 114,721

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                             Statement of Operations


                                                                                                  (Unaudited)
                                                                                          Period ended September 30,
                                                                                          --------------------------
                                                                                Three Months                       Nine Months
                                                                                ------------                       -----------
                                                                            2001            2000             2001              2000
                                                                            ----            ----             ----              ----
                                                                                (Dollars in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 2,119          $ 2,048          $ 6,437          $ 5,345
         Investment securities .................................             233              161              723              462
         Federal funds sold ....................................               0              150                1              294
         Other investments .....................................              26                3              153               10
                                                                         -------          -------          -------          -------
         Total interest income .................................           2,378            2,362            7,314            6,111

Interest expense
         Deposits and borrowings ...............................           1,269            1,331            3,952            3,318

Net interest income ............................................           1,109            1,031            3,362            2,793
         Provision for loan losses .............................            (105)             (80)            (311)            (210)
Net interest income after provision ............................           1,004              951            3,051            2,583

Other income
         Service charges on deposit accounts ...................              71               41              177              108
         Other income ..........................................              44               69              126              257
                                                                         -------          -------          -------          -------
         Total noninterest income ..............................             115              110              303
                                                                                                                                365

Other expenses
         Salaries and benefits .................................             475              451            1,447            1,298
         Occupancy and equipment ...............................             122              128              371              344
         Other expense .........................................             187              163              547              511
                                                                         -------          -------          -------          -------
         Total other expense ...................................             784              742            2,365            2,153

Income before income taxes .....................................             335              319              989              795
         Provision for income taxes ............................             110              122              321              268
                                                                         -------          -------          -------          -------

Net income .....................................................         $   225          $   197          $   668          $   527

Basic per share earnings .......................................         $   .24          $   .21          $   .73          $   .58

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                        Statement of Comprehensive Income
                             (Amounts in thousands)

                                                                 (Unaudited)
                                                             Nine Months Ended
                                                                September 30
                                                                ------------
                                                              2001          2000
                                                              ----          ----


Net Income ...........................................       $ 668        $ 527

Other comprehensive income (loss):
Change in unrealized holding gains &
    losses on available for sale securities ..........         250          100

Income tax (expense) benefit on other
                comprehensive income (loss) ..........         (94)         (38)
                                                             -----        -----
Total other comprehensive income (loss) ..............         156           62

Comprehensive income .................................         824          589
                                                             =====        =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                             Statement of Cash Flows
              For the Nine Months ended September 30, 2001 and 2000


                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                           2001               2000
                                                                                                           ----             ----
                                                                                                           (Dollars in thousands)
Operating Activities
Net income .................................................................................           $    668            $    527

Adjustments to reconcile net income to net cash
                    provided by operating activities
         Provision for loan losses .........................................................                311                 210
         Depreciation ......................................................................                158                 149
         Director fees .....................................................................                 43                  29
         Deferred tax asset ................................................................               (126)                (72)
         (Increase) decrease in other assets ...............................................                 19                (582)
         Increase (decrease) in accrued expenses and other liabilities .....................               (265)                305

Net cash provided by operating activities ..................................................                808                 566


Investing Activities
         Purchase of securities available for sale .........................................             (8,000)                  0
         Purchase of securities held for investment ........................................                  0              (3,000)
         Purchase of restricted FHLB stock .................................................               (436)                  0
         Proceeds from call of available for sale securities ...............................              9,000                   0
         Proceeds from maturities of held to maturity securities ...........................              3,000                   0
         Origination of loans, net of principal collected ..................................            (28,340)            (20,100)
         Purchase of premises and equipment ................................................                (61)               (223)

Net cash used in investing activities ......................................................            (24,837)            (23,323)

Financing Activities
         Net increase in deposits ..........................................................              4,205              36,948
         Net increase (decrease) in retail repurchase agreements ...........................              2,930                 (45)
         Proceeds/(Payment)  of other borrowings ...........................................             12,000              (2,500)
Net cash provided by financing activities ..................................................             19,135              34,403

Net increase (decrease) in cash and cash equivalents .......................................             (4,894)             11,646

Cash and cash equivalents, beginning .......................................................             10,897               3,840

Cash and cash equivalents, ending ..........................................................              6,003              15,486

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statement of Changes in Shareholders' Equity
                      Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                                                                       ACCUMULATED
                                                                    ADDITIONAL        ACCUMULATED        OTHER            TOTAL
                                                   COMMON            PAID-IN            EARNINGS      COMPREHENSIVE    STOCKHOLDERS'
                                                    STOCK            CAPITAL           (DEFICIT)      INCOME/(LOSS)       EQUITY
                                                    -----            -------           ---------      -------------       ------
Balance at
December 31, 2000 .......................         4,588,900         6,508,089           795,941            (2,986)        11,889,944

Net income ..............................                                               667,900

Net change in
unrealized gain on
available for sale
securities, net of tax ..................                                                                 156,212

Comprehensive income ....................                                                                                    824,112
                                                 ----------        ----------        ----------        ----------         ----------
Balance at
September 30, 2001 ......................         4,588,900         6,508,089         1,463,841           153,226         12,714,056

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2000, contained in the Corporation's Annual Report on Form 10-KSB.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                 Part I - Item 2

 Management's Discussion and Analysis or Plan of Operations

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


RESULTS OF OPERATIONS: NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2000.

Net Income

For the first nine months of 2001, First South Bancorp, Inc. earned a net profit of approximately $667,900, or $ .73 per share, compared to approximately $527,450, or $ .57 per share, for the same period in 2000. This 26.6 % increase in net income occurred despite (i) a 9.8 % increase in noninterest expense from $2.153 million to $ 2.365 million, (ii) an increase in the provision for loan losses related to loan growth from $210 thousand to $311 thousand, and (iii) a decrease of $ 62 thousand in noninterest income. Though the effective tax rate for 2001 was slightly less than that of 2000, 32.5 % versus 33.7 %, the primary source of the improved earnings was net interest income. Net interest income increased by approximately $569 thousand the first nine months of 2001, or 20.3 %, over the same period in 2000.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA for the period decreased by five basis points, or 6.4%, and ROAE increased by 93 basis points, or 14.8 %.

Table One                 Selected Earnings Ratios
                 for the Nine Month Periods Ending September 30

                                                         2001           2000
                                                         ----           ----
Return on Average Assets .......................          .73%           .78%

Return on Average Equity .......................         7.22%          6.29%

Average Stockholders' Equity
as a Percentage of Average Assets ..............        10.07%         12.36%

The changes in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income
Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first nine months of 2001 increased over that of the same period in 2000 by $569 thousand, or 20.3%. As in most, if not all, instances of comparing the net interest income performance between two different time periods, a number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first nine months of 2001.

Though growth in earning assets of $ 31.4 million, or 36.9 %, was certainly a major factor in the growth of interest income, the change in the earning assets mix was equally important to increasing interest income. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 80.0 % in 2000 to 83.0 % in 2001. However, the full positive effect of this change in the earning assets mix was significantly offset by the rapid decline in the bank's prime rate during the first nine months of 2001. Compared to the same period last year, the yield on loans declined by 1.60 %. The net effect of the increase in average loans outstanding and the decline in the yield on loans was an increase in the dollar yield on loans of $1.092 million, or 90.8 % of the total increase in interest income for the first nine months of 2001.

The magnitude of the decline in the yield on earning assets during the first nine months of 2001, 1.21 % compared to the same period last year, was not matched by as large a decline in the cost of funds rate, .78 % compared to last year. Though Federal Home Loan Bank advances were utilized to fund a portion of the loan growth experienced in 2001, the bank's policy of balancing alternative funding sources with local deposits necessitated increasing deposits with higher rate Certificates of Deposit promotions. This, in turn, resulted in significant growth in the category of interest-bearing liabilities with the highest cost of funds rate, time deposits.

The results of the balance sheet changes, both in growth and mix, in an economic environment of declining rates are clearly evident in the declines from 2000 to 2001 of the bank's interest spread and net interest margin ratios.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2001 and 2000.

Table Two             Net interest Income and Average Balance Analysis
                     for the Nine Months Ended September 30
                                  2001 and 2000

                                                                                           Interest                    Average
Interest-Earning Assets (000)                            Average        Balance         Income/Expense               Yield/Cost
                                                         -------        -------         --------------               ----------
                                                          2001           2000         2001           2000          2001        2000
                                                          ----           ----         ----           ----          ----        ----
Interest bearing Due from Bank
Accounts & Federal Funds Sold ..................       $  4,590          6,156      $    155           294         4.51%       6.38%
Investments ....................................         15,165         10,844           722           472         6.37%       5.81%
Loans ..........................................         96,755         68,062         6,437         5,345         8.89%      10.49%
                                                       --------       --------      --------      --------         ----        ----
Total Interest Earning Assets ..................       $116,510         85,062      $  7,314         6,111         8.39%       9.60%

Noninterest-Earning Assets
Cash & Due From Banks ..........................       $  2,149          1,666
Loan Loss Reserve ..............................         (1,181)          (880)
Investments: Fair value ........................             92           (349)
Premises & Equipment ...........................          2,844          2,979
Interest Receivable & Other ....................          2,309          2,040
                                                       --------       --------
Total Noninterest-Earning Assets ...............       $  6,213          5,456

TOTAL ASSETS ...................................       $122,723         90,518
                                                       ========       ========
Interest-Bearing Liabilities
NOW Accounts ...................................       $ 23,726         18,191      $    706           712         3.98%       5.23%
Money Market & Savings .........................          2,785          1,953            57            58         2.74%       3.97%
Time Deposits & IRA's ..........................         63,071         51,831         2,823         2,459         5.98%       6.34%
Fed Funds Purchased & Repos ....................          4,086          1,643           100            65         3.27%       5.28%
Other borrowed funds ...........................          7,853            398           260            17         4.42%       5.70%
Demand Notes Issued to Treasury ................            211            179             6             7         3.80%       5.22%
                                                       --------       --------      --------      --------         ----        ----
Total Interest-Bearing Liabilities .............       $101,732         74,195      $  3,952         3,318         5.19%       5.97%

Noninterest-Bearing Liabilities
Demand Deposits ................................       $  7,508          4,206
Interest Payable ...............................            823            660
Other Liabilities ..............................            299            264
                                                       --------       --------
Total Noninterest-bearing Liabilities ..........       $  8,630          5,130

Stockholders' Equity ...........................       $ 12,361         11,193

Total Liabilities & Equity .....................       $122,723         90,518
                                                       ========       ========
Net Interest Income ............................                                    $  3,362      $  2,793

Net Yield on Earning Assets ....................                                                               3.86%           4.38%
   Interest Rate Spread ........................                                                               3.20%           3.63%

Non-Interest Income

Non-interest  income for the first nine months of 2001 declined by $ 62,000,  or
17.1 %, from the 2000 amount of $ 365,000. Service charges on deposit accounts was the only category of non-interest income which experienced any increase. The largest decline in any one category of non-interest income was the $ 98,000 reduction in commissions and fees. Reduced activity in the brokerage services area was largely responsible for this change. Table Three provides a nine month 2001 to 2000 performance comparison of categories of non-interest income.

Table Three           Summary of Total Noninterest Income
                     for the Nine Months Ended September 30
                                  2001 and 2000
                             (Dollars in thousands)

                                                             2001          2000
                                                             ----          ----
Service Charges ..................................           $177           $108
Commissions & Fees ...............................             87            185
Other Non-interest Income ........................             39             72
                                                             ----           ----
Total ............................................           $303           $365

Non-Interest Expense
Non-interest expense for the first nine months of 2001 increased by $212,000, or
9.8 %, over the first nine months of 2000 of $2,153,000. While some of the operational expense increase experienced in 2001 resulted from the growth the bank experienced, some of the increase in non-interest expense can be attributed to the fact that the 2001 total contained a full nine months of operational expenses for the Columbia office, which opened in March of 2000.

Table Four provides a nine month 2001 to 2000 performance comparison of various categories of non-interest expense.

Table Four            For the Nine Months Ended September 30
                                  2001 and 2000
                             (Dollars in thousands)

                                                          2001             2000
                                                          ----             ----
Salaries & Employee Benefits ...................          $1,447          $1,298
Occupancy & Equipment ..........................             371             344
Other ..........................................             547             511
                                                          ------          ------
Total ..........................................          $2,365          $2,153

Income Taxes

Through September 30, 2001, $126,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. Though deductible for state income tax purposes, the non-deductibility for federal income tax purposes of the $311,000 year-to-date charge to earnings as a provision for potential future loan losses created a significant increase in 2001 over 2000 of the amount being accrued for income tax payments, 45.2 % and 42.7 %, respectively.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first nine months of 2001, the investment portfolio experienced a substantial change in both the book and market values. The $12 million in agency securities which were called during this period as rates declined were only partially replaced with $8 million in agency purchases. Declining interest rates substantially changed the market value of the investments held on September 30, 2001. Table Five demonstrates the changes which occurred during the twelve months which ended September 30, 2001.

Table Five               Analysis of Investment Securities
                            ($ amounts in thousands)

September 30, 2000                                                   Available for Sale                     Held for Investment
                                                                     ------------------                     -------------------
                                                                Amortized            Fair               Amortized             Fair
                                                                   Cost              Value                Cost                Value
                                                                   ----              -----                ----                -----
Due in one year or less ............................             $     0             $     0              $    0              $    0
Due from one to five years .........................              10,163               9,958                   0                   0
Due from five to ten years .........................                   0                   0               1,000                 988
Due After ten years ................................                 123                 114               2,375               2,325
                                                                  ======              ======              ======              ======
                                                                 $10,286             $10,072              $3,375              $3,313

September 30, 2001                                                   Available for Sale                     Held for Investment
                                                                     ------------------                     -------------------
                                                                Amortized            Fair               Amortized             Fair
                                                                   Cost              Value                Cost                Value
                                                                   ----              -----                ----                -----
Due in one year or less ............................             $ 3,000             $ 3,031             $     0             $     0
Due from one to five years .........................               3,000               3,065                 500                 534
Due from five to ten years .........................               3,000               3,140                   0                   0
Due After ten years ................................               2,123               2,134                 850                 896
                                                                 =======             =======             =======             =======
                                                                 $11,123             $11,370             $ 1,350             $ 1,430

Excludes $600 FHLB stock

Loan portfolio

From September 30, 2000 to September 30, 2001, loans increase by $34 million, or
44.2 %. As is shown in Table Six, however, the composition of the loan portfolio on a percentage of the total basis remained relatively stable. The greatest percentage change took place in the category of loans secured by Nonfarm Nonresidential Properties, which increased as a percentage of the total portfolio by 6.3 %.

As shown in Table Seven, variable rate loans continue to comprise a substantial percentage of total loans, 85.5 %. This percentage is down from the September 30, 2000, figure of 91.7 %.

On September 30, 2001, there were three loans on non-accrual status which totaled $683 thousand. There were two loans past due over thirty days which totaled $185 thousand.

Table Six                       Analysis of Loans
                              September 30 Balances
                            ($ Amounts in thousands)

                                                                        2001                               2000
                                                                        ----                               ----
Real Estate:
   Construction / Land Development ........................           $ 12,652              11.4%         $  9,385             12.2%
   1-4 Family Residential Properties ......................             23,718              21.3%           17,816             23.1%
   Multifamily Residential Properties .....................              1,185               1.1%            1,091              1.4%
   Nonfarm Nonresidential Properties ......................             43,332              39.0%           25,245             32.7%
   Other Real Estate Loans ................................                300                .3%              547               .7%
Commercial & Industrial ...................................             29,401              26.4%           22,064             28.6%
Consumer ..................................................                528                .5%              502               .7%
Other .....................................................                 50               <.01%             452               .6%
                                                                      ========                            ========
TOTAL .....................................................           $111,166             100.0%         $ 77,102            100.0%

Table Seven      Analysis of Loan Maturities and Repricing Frequency
                            as of September 30, 2001
                            ($ amounts in thousands)

                                             Within       > 3 Months        > 1 Year         > 3 Years        Over
                                           3 Months        12  Months       3  Years          5 Years        5 Years         Total
                                           --------        ----------       --------          -------        -------         -----
Variable Rate Loans ...............        $ 95,026                                                                        $ 95,026*

Fixed Rate Loans ..................        $  3,693           4,415            3,048           3,099           1,202       $ 15,457

Total Loans .......................        $ 98,719           4,415            3,048           3,099           1,202       $110,483

* Excludes nonaccrual loans of $683

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending September 30, 2001 and 2000, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                     for the Nine Months Ended September 30

                                                        2001              2000
                                                        ----              ----
Balance at Beginning of Year ................        1,055,000           800,000
Provision Charged to Operations .............          311,003           209,900
Loans Charged-off ...........................          (26,720)                0
Loan Recoveries .............................              717               100
Balance At End Of Period ....................        1,340,000         1,010,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap"analysis. The Bank's Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2001, the cumulative one-year gap for the Bank was a positive or asset sensitive $ 17.7 million. At September 30, 2001, the cumulative five-year gap for the Bank was a positive $15.4 million, or 12.5 % of total assets. These positive positions are the results of management's efforts to limit the risk of loss in earnings over the long run by extending loans with variable interest rates. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30, 2001.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                   Repricing Schedule as of September 30, 2001
                            ($ Amounts in thousands)

                                                                          One Year       Over One Year        Over
                                                                          or Less        To Five Years      Five Years        Total
                                                                          -------        -------------      ----------        -----
Interest Earning Assets
Int-Bearing Due From Banks .....................................            3,800                0                0            3,800
Investment Securities ..........................................            3,000            3,500            5,973           12,473
FHLB Stock .....................................................                0                0              600              600
Loans** ........................................................          103,134            6,147            1,202          110,483
                                                                          =======          =======          =======          =======
Total ..........................................................          109,934            9,647            7,775          127,356

** Excludes $683 in loans on nonaccrual status

Interest-Bearing Liabilities
NOW Accounts ...................................................           23,841                0                0           23,841
Savings & MMIA .................................................            2,020                0                0            2,020
Time Deposits:$100m & > ........................................           11,956              725                0           12,681
Time Deposits: < $100m .........................................           52,900            2,526                0           55,426
Repurchase Agreements ..........................................            5,483                0                0            5,483
Other Borrowings ...............................................            2,467                0           10,000           12,467
                                                                          =======          =======          =======          =======
Total ..........................................................           98,667            3,251           10,000          111,918

Period  Gap ....................................................           11,267            6,396           (2,225)          15,438

Cumulative Gap .................................................           11,267           17,663           15,438

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities ................................            111.4%          296.7%            (77.8%)

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ...............................           111.4%           117.3%            113.8%

                                                              3 Months           Over 3 Months           Over One
Time Deposits                                                 & Less              to 12 Months             Year               Total
                                                              ------              ------------             ----               -----
$100,000 and Greater ...........................                2,883                9,073                  725               12,681

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 73.3% of total assets at September 30, 2001. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The equity capital of the Corporation increased $ 1,215,000 between September 30, 2000 and 2001. An increase in retained earnings of $921,000 accounted for
75.8 % of this increase.

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

The Bank's September 30, 2001 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                             To be well capitalized
                                                                                              For capital    under prompt corrective
As of Sept. 30, 2001                                                     Actual            adequacy purposes   action provisions
                                                                         ------            -----------------   -----------------
                                                                                                 Minimum              Minimum
                                                                                                 -------              -------
                                                                   Amount       Ratio      Amount       Ratio    Amount       Ratio
                                                                   ------       -----      ------       -----    ------       -----
Total Capital (to risk weighted assets) .....................      $13,901       12.5%    $ 8,892       8.0%    $11,115       10.0%

Tier 1 Capital (to risk weighted assets) ....................      $12,561       11.3%    $ 4,446       4.0%    $ 6,669        6.0%

Tier 1 Capital (to average assets) (leverage) ...............      $12,561        9.7%    $ 5,196       4.0%    $ 6,495        5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2000.

Net income for the third quarter of 2001 increased $28,000, or 14.1 %, over the same period last year. Non-interest expenses increased $ 41,000, or 5.6 %, over last year, and the amount charged to earnings as a provision to the loan loss reserve increased $25,000, or 31.2 %. Serving as an offset to these expense increases were a $ 5,000 increase in non-interest income, a $ 78,000 increase in net interest income, and an $ 11,000 net benefit in the Corporation's income tax liability.

Though the growth in earning assets accounted for a slight increase in the dollar yield on earning assets relative to the dollar cost of interest-bearing liabilities, performance ratios, as shown below, suffered from the rapid decline in interest rates during the first nine months of this year.


                           Quarter Ended September 30
                            ($ Amounts in thousands)

Average Balances                                                                2001                   2000                 Change
                                                                                ----                   ----                 ------

Earning assets ...............................................               $123,914               $ 95,622               $ 28,292

Earning assets yield ($) .....................................                  2,378                  2,362                     16

Earning assets yield (%) .....................................                   7.61%                  9.80%                (2.19%)


Interest-bearing liabilities .................................               $107,789               $ 84,571               $ 23,218

Cost of funds ($) ............................................                  1,269                  1,331                    (62)

Cost of funds (%) ............................................                   4.67%                  6.24%                (1.57%)


Interest Spread ($) ..........................................               $  1,109               $  1,031               $     78

Interest Spread (%) ..........................................                   2.94%                  3.56%                 (.62%)

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)      No exhibits are included with this report.

         (b)      Reports on Form 8-K :    None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      First South Bancorp, Inc.

                                      s/Barry L. Slider
November 13, 2001                     ------------------------------------------
                                      Barry L. Slider, President and Chief
                                         Executive Officer


                                       s/V. Lewis Shuler
                                       -----------------------------------------
                                       V. Lewis Shuler, Executive Vice President
                                       (Principal Accounting Officer)