Form 10KSB
period 2001-12-31
FIRST SOUTH BANCORP INC
filed 2002-03-27
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001                File Number 000-28037

                            FIRST SOUTH BANCORP, INC.
                 (Name of Small Business Issuer in its Charter)

              South Carolina                                   57-1086258
    (State or Other Jurisdiction of                          (IRS Employer
     Incorporation or  Organization)                      Identification Number)

        1450 John B. White, Sr., Blvd., Spartanburg, South Carolina 29306
                (Address of Principal Executive Office, Zip Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $10,099,566.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2002, was approximately $12,233,697. As of February 28, 2002, there were 920,780 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                     PART I

Item 1.  Description of Business.

General

         First South Bancorp, Inc., (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, First South Bank (the "Bank"). The Company was organized in 1999 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions (the "State Board") and granted by the Secretary of State of South Carolina. The Bank was organized in 1996. The Bank conducts its activities from its main office and one branch office, opened in 1997, in Spartanburg, South Carolina and a branch opened in March, 2000 in Columbia, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg and Richland Counties and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2001, the Bank employed 34 persons on a full time equivalent basis.

Competition

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 2001. At that time, in Spartanburg, 15 banks, savings and loans, and savings banks with 53 branch locations competed for aggregate deposits of approximately $1.783 billion. The Bank has a city-wide deposit market share of 4.6% and a market share rank of 8 out of the 15 competitors. The bank also has one branch in the city of Columbia, South Carolina where its deposit market share is less than 10%.

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

         The Company and the Bank exceeded all applicable capital requirements by a wide margin at December 31, 2001.

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

Regulation of the Bank

         The Bank is subject to examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Gramm-Leach-Bliley Act

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the new legislation, which were effective March 11, 2000, and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act have been implemented by adoption of regulations by various federal agencies.

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

Item 2.  Description of Property.

         The Bank owns the real property at 1450 John B. White, Sr., Blvd., Spartanburg, South Carolina, where its main offices are located. The Bank leases the property at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, and at 1333 Main Street, Columbia, South Carolina, where its branch offices are located, under long term leases. All properties are believed to be well suited for the Bank's needs.

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

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System, nor are there any market makers known to management. During 2001, management was aware of a few transactions in which the Company's common stock traded in a range from $17.63 to $21.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 15, 2002, there were approximately 576 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         During 2001, the Company issued 2,024 shares of its common stock to directors of the Company in lieu of paying cash director's fees of $40,669. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because they did not involve any public offering.

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

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2001, of $905,835, or $0.99 per share, compared to net income for the year ended December 31, 2000, of $781,730 or $0.85 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $4,533,314 for 2001, as compared to $3,899,907 for 2000. The Bank also had other operating income (principally service charges, fees and commissions) of $431,246 in 2001 and $283,897 in 2000. The Bank provided $445,853 and $254,855 to its allowance for loan losses in 2001 and 2000, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $3,198,297 in 2001, and $2,782,755 in 2000.

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

         During the year ended December 31, 2000, net interest income was $3,899,907. For the year ended December 31, 2001, net interest income was $4,533,314. The increase was primarily attributable to an increase in volume as average interest earning assets increased 33.5% and average interest bearing liabilities increased 33.3% from 2000 to 2001. The average yield on interest earning assets decreased from 9.63% to 7.98% from 2000 to 2001, while the average cost of interest bearing liabilities decreased from 6.08% to 4.85%. As a result, the net yield on average interest earning assets decreased from 4.30% in 2000 to 3.74% in 2001.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2001 and 2000.

                                                                                 Average Balances, Yields and Rates
                                                                                       (Dollars in Thousands)
                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                              2001                                2000
                                                                              -----                               ----
                                                                              Interest                             Interest
                                                                  Average     Income/   Yields/       Average     Income/   Yields/
                                                                Balances(1)   Expense    Rates      Balances(1)   Expense    Rates
                                                                -----------   -------    -----      -----------   -------    -----
Assets
Federal funds sold ..........................................       $     17         1      5.88%            243         15    6.17%
Due From banks - Interest-bearing ...........................          4,556       177      3.89%          7,598        491    6.46%
Investment securities .......................................         14,192       894      6.30%         11,887        709    5.96%
Loans (2) ...................................................        102,333     8,596      8.40%         70,980      7,521   10.60%
  Total interest earning assets .............................        121,098     9,668      7.98%         90,708      8,736    9.63%
Cash and due from banks .....................................          2,305                               1,675
Valuation reserve for investment securities .................            124                               (308)
Allowance for loan losses ...................................        (1,234)                               (918)
Premises and equipment ......................................          2,843                               2,962
Other assets ................................................          2,330                               2,171
                                                                    --------                             -------
  Total assets ..............................................       $127,466                             $96,290
                                                                    ========                             =======
Liabilities and shareholders' equity
  Interest bearing transaction accounts .....................       $ 23,683       857      3.62%         19,927      1,059    5.31%
  Savings ...................................................          2,750        66      2.40%          2,072         85    4.10%
  Time deposits $100,000 and over ...........................         14,721       872      5.92%         15,780      1,016    6.44%
  Other time deposits .......................................         51,314     2,826      5.51%         39,477      2,554    6.47%
                                                                    --------    ------                   -------     ------
    Total interest bearing deposits .........................         92,468     4,621      5.00%         77,256      4,714    6.10%
Retail repurchase agreements ................................          4,617       123      2.66%          1,766         96    5.44%
Other Borrowed Funds ........................................          8,875       391      4.41%            458         26    5.68%
                                                                    --------    ------                   -------     ------
    Total interest bearing liabilities ......................        105,960     5,135      4.85%         79,480       4836    6.08%
Noninterest bearing demand deposits .........................          7,864                               4,415
Other liabilities ...........................................          1,149                               1,076
Shareholders' equity ........................................         12,493                              11,319
                                                                    --------                             -------
  Total liabilities and  shareholders' equity ...............       $127,466                             $96,290
                                                                    ========                             =======
Interest rate spread (3) ....................................                               3.13%                              3.55%
Net interest income and net yield on earning ................                    4,533      3.74%                     3,900    4.30%
assets (4)
Interest free funds
  supporting earning assets (5) .............................       $ 15,138                             $11,228

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis and excludes impact of deferred loan origination fees.
(3) Total interest earning assets yield less the total interest bearing liabilities rate.

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

                                                 Year Ended December 31,
                                                  2001compared to 2000
                                                Increase (Decrease) Due to
                                                --------------------------
                                                   (Dollars in Thousands)
                                             Volume          Rate          Total
                                             ------          ----          -----
Interest earned on:
  Investments ...........................     $   138           47          185
  Overnight Investments .................        (211)        (117)        (328)
  Net Loans .............................       3,325       (2,250)       1,075
                                              -------      -------      -------

Total Interest Income ...................       3,252       (2,320)         932
                                              -------      -------      -------

Interest paid on:
  Interest Checking .....................         199         (401)        (202)
  Savings Deposits ......................          28          (47)         (19)
  Time Deposits $100,000 and over .......         (62)         (82)        (144)
  Other time deposits ...................         758         (486)         272

  Retail Repurchase Agreements ..........         155         (128)          27
  Other Borrowed Funds ..................         478         (113)         365
                                              -------      -------      -------

Total Interest Expense ..................       1,556       (1,257)         299
                                              -------      -------      -------

Change in Net Interest Income ...........     $ 1,696       (1,063)         633
                                              =======      =======      =======

         During the year 2002 management expects that interest rates will remain fairly stable. Therefore, any improvements in net interest income for 2002 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service areas in Spartanburg and Columbia, South Carolina. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2001 of $15.2 million for a cumulative gap ratio of 1.14%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at December 31, 2001 with respect to the one year time horizon. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Time deposits in other banks are reflected in the deposits' maturity dates. Repurchase agreements and other borrowed funds are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval since they were borrowed under the daily rate credit option, and reprice daily. Loans on nonaccrual status, totaling $396,000, are excluded from this table.

                          Interest Sensitivity Analysis

                                                                                       December 31, 2001
                                                                 Within          4-12        Over 1-5         Over 5
                                                                3 Months        Months        Years           Years          Total
                                                                --------        ------       --------         ------         -----
                                                                                    (Dollars in thousands)
Interest earning assets
   Interest-bearing deposits in other banks .............      $  3,400       $      0        $      0       $      0       $  3,400
   Other investments (Book Value) .......................         3,000              0           4,500          2,573         10,073
   Loans
      Fixed rate ........................................         5,272          3,700           4,488          2,365         15,825
      Variable rate .....................................       109,945              0               0              0        109,945
                                                               --------       --------        --------       --------       --------
        Total interest earning assets ...................      $121,617       $  3,700        $  8,988       $  4,938       $139,243

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts .............        25,807              0               0              0         25,807
      Savings & MMIA ....................................         2,771              0               0              0          2,771
      Time deposits $100,000 and over ...................        10,759          3,629             559              0         14,947
      Other time deposits ...............................        20,753         41,121           2,154              0         64,028
        Total interest bearing deposits .................        60,090         44,750           2,713              0        107,553
      Repurchase agreements .............................         5,209              0               0              0          5,209
      Other borrowed Funds ..............................            41              0               0         10,000         10,041
                                                               --------       --------        --------       --------       --------
        Total interest bearing liabilities ..............      $ 65,340       $ 44,750        $  2,713       $ 10,000       $122,803

Interest sensitivity gap ................................      $ 56,277       $(41,050)       $  6,275       $ (5,062)
Cumulative interest sensitivity gap .....................      $ 56,277       $ 15,227        $ 21,502       $ 16,440
Gap ratio ...............................................          1.86%           .08%           3.31%
Cumulative gap ratio ....................................          1.86%          1.14%           1.19%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for such losses. The Bank provided $445,853 and $254,855 to the allowance during the years ended December 31, 2001 and 2000, respectively. The increase primarily resulted from the increase in the amount of loans outstanding.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $3,198,297 for the year ended December 31, 2001 as compared to $2,782,755 for the year ended December 31, 2000. As a percentage of total operating income (net interest income after provision for loan losses plus total other operating income), other expenses, remained constant from 2000 to 2001 at 70.8%.

Income Taxes

         During the year ended December 31, 2000, the Bank accrued $460,464 for income taxes. The Bank accrued $612,575 for income taxes during 2001. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. These accounting timing differences resulted in a deferred income tax benefit of $198,000 being recognized in 2001 and $96,000 being recognized in 2000.

Investment Portfolio

         As of December 31, 2001, the Bank's investment portfolio comprised approximately 7.0 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2001 and at December 31, 2000.

                        Securities Portfolio Composition

                                                                December 31, 2001                      December 31, 2000
                                                        ----------------------------------     -----------------------------------
                                                                       Net                                   Net
                                                                    Unrealized                            Unrealized
                                                           Book      Holding      Fair           Book      Holding       Fair
                                                          Value    Gain/(Loss)    Value          Value   Gain/(Loss)     Value
                                                          -----    -----------    -----          -----   -----------     -----
                                                                                     (Dollars in thousands)
Available for sale:
    U. S. Government agency obligations ...........     $  8,000     $    181      $  8,181     $ 12,000      $     (4)     $ 11,996
    State and local obligations ...................          123           (3)          120          123            (1)          122
    Restricted FHLB Stock .........................          600            -           600          163             -           163
                                                        --------     --------      --------     --------      --------      --------
                                                        $  8,723     $    178      $  8,901     $ 12,286      $     (5)     $ 12,281
                                                        ========     ========      ========     ========      ========      ========
Held for investment:
    U.S. Government Agency obligations ............          500           29           529        3,500            37         3,537
    Trust Preferred securities ....................          475           62           537          474            44           518
    State and local obligations ...................     $    375            1      $    376     $    375             3      $    378
                                                        --------     --------      --------     --------      --------      --------
                                                        $  1,350     $     92      $  1,442     $  4,349      $     84      $  4,433
                                                        ========     ========      ========     ========      ========      ========

         The following table presents maturities and weighted average yields of debt securities at December 31, 2001. Available-for-sale securities are stated at estimated fair value and held for investment securities are stated at amortized cost.
                   Securities Portfolio Maturities and Yields

                                                                                          December 31, 2001
                                                                                          -----------------
                                                                    Available                            Held for
                                                                     For Sale            Yield           Investment          Yield
                                                                     --------            -----           ----------          -----
U.S. Government Agency Obligations .......................                                (Dollars in thousands)
         Due in one year or less .........................           $3,013              5.00%
         Due from one to five years ......................            4,137              6.25%             $  500            6.75%
         Due from five to ten years ......................            1,031              6.00%
                                                                     ------                                ------
                                                                      8,181              5.76%             $  500            6.75%
State and local obligations(1)
         Due after ten years .............................              120              5.00%                375            5.25%
Trust Preferred securities
         Due after ten years .............................                                                    474           10.38%

Total(2)
         Due in one year or less .........................            3,013
         Due from one to five years ......................            4,137                                  500
         Due from five to ten years ......................            1,031
         Due after ten years .............................              120                                  850

--------------------------
(1)      Not adjusted for tax equivalency.
(2)      Equity Securities Omitted

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2001, and 2000, are shown in the following table according to type of loan:

                                             Loan Portfolio Composition


                                                           December 31,
                                                           ------------
                                                     2001              2000
                                                     ----              ----

Commercial, financial and agricultural .....    $  36,270,381     $  23,755,686
Real estate - construction .................       13,097,957        11,349,351
Real estate mortgage .......................       76,168,473        47,272,549
Consumer ...................................          629,235           460,842
                                                -------------     -------------
    Total loans ............................      126,166,046        82,838,428

Less allowance for loan losses .............       (1,450,000)       (1,055,000)
                                                -------------     -------------

                                                $ 124,716,046     $  81,783,428
                                                =============     =============

Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 2001, as well as the type of interest requirement on such loans.

                         Maturity Distribution on Loans

                                                                                                December 31, 2001
                                                                                                -----------------
                                                                             1 Year           1-5           5 Years
                                                                             or Less          Years         or More          Total
                                                                             -------          -----         -------          -----
                                                                                     (Dollars in Thousands)

Commercial and industrial ..........................................        $ 20,544        $ 15,538        $    730        $ 36,812
Real Estate-construction ...........................................           4,025           6,640           5,020          15,685
Real Estate-mortgage ...............................................          18,613          42,926          11,564          73,103
Consumer installment ...............................................             412             399              25             566
      Total ........................................................        $ 43,324        $ 65,503        $ 17,399        $126,166
                                                                            ========        ========        ========        ========

Predetermined rate, maturity greater than one year .................        $      0        $  4,488        $  2,365        $  6,853
                                                                            ========        ========        ========        ========

Variable rate or maturity within one year ..........................        $ 34,012        $ 61,015        $ 14,974        $110,001
                                                                            ========        ========        ========        ========

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

         Loans secured by real estate mortgages comprised nearly 70.7% of the Bank's loan portfolio at December 31, 2001. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2001, the Bank had two loans totaling $396,000 on non-accrual status. Net income for 2001 includes $8,085 of interest income on these loans. Had these loans been current in accordance with their original terms $30,013 of additional interest income would have been recorded in 2001. There were no loans 90 days or more past due which were still accruing interest or troubled debt restructurings at December 31, 2001.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2001 the total amount of loans determined by management to be a potential problem was $81,079. This amount consisted of loans made to two borrowers.

Real Estate Owned

         The Bank was not carrying any amount in other real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 2001. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition. The $200,000 amount carried at December 31, 2000, was sold during 2001 with a loss of $4,015 recorded at the time this asset was sold.

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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of possible future loan losses inherent in the loan portfolio as of December 31, 2001.

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

                         Summary of Loan Loss Experience

                                                                                                       Year Ended
                                                                                                       ----------
                                                                                      December 31, 2001            December 31, 2000
                                                                                      -----------------            -----------------
                                                                                               (Dollars in thousands)

Total loans outstanding at end of period .............................................     $102,333                     $ 82,838
Average amount of loans outstanding ..................................................      126,166                       70,980

Balance of allowance for loan losses - beginning .....................................     $  1,055                     $    800
                                                                                           --------                     --------
Loans charged off
     Commercial & Industrial .........................................................           48                            0
     Consumer installment ............................................................            2                            0
                                                                                           --------                     --------
        Total charge-offs ............................................................           50                            0
Recoveries of loans previously charged-off
     Consumer installment ............................................................            1                            0
Net charge-offs ......................................................................           51                            0
                                                                                           --------                     --------

Additions to allowance charged to expense ............................................          446                          225
                                                                                           --------                     --------

Balance of allowance for loan losses - ending ........................................     $  1,450                     $  1,055
                                                                                           ========                     ========

Ratios
     Net charge-offs during period to average
        loans outstanding during period ..............................................         0.05%                        0.00%
     Net charge-offs to loans at end of period .......................................         0.04%                        0.00%
     Allowance for loan losses to average loans ......................................         1.21%                        1.49%
     Allowance for loan losses to loans at end of period .............................         1.15%                        1.27%
     Allowance for loan losses to nonperforming loans
        at end of period .............................................................         3.66%                        3.66%
     Net charge-offs to allowance for loan losses ....................................         3.52%                        0.00%
     Net charge-offs to provision for loan losses ....................................        11.43%                        0.00%


     The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2001 and 2000, compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                                                 Period Ended December 31,
                                                                                 -------------------------
                                                                         2001                                     2000
                                                                         ----                                     ----
                                                                  Amount            % of Loans         Amount            % of Loans
                                                                  ------            ----------         ------            ----------
                                                                                           (Dollars in thousands)
Commercial and industrial ..........................              $  703               48.5%              $  506               48.0%
Real Estate - construction .........................                 174               12.0%                 127               12.0%
Real Estate - mortgage .............................                 551               38.0%                 406               38.5%
Consumer installment ...............................                  22                1.5%                  16                1.5%
                                                                  ------              -----               ------              -----
     Total .........................................              $1,450                100%              $1,055                100%
                                                                  ======              =====               ======              =====

Deposits

         The average amounts and average rate paid of deposits held by the Bank for the years ended December 31, 2001 and 2000 are summarized below:

                                                                                             Average Deposits

                                                                           December 31, 2001                  December 31, 2000
                                                                           -----------------                  -----------------
                                                                          Amount            Rate            Amount             Rate
                                                                          ------            ----            ------             ----
                                                                                           (Dollars in thousands)

Noninterest bearing demand ...................................             7,864                              4,415
Interest bearing transaction accounts ........................            23,683           3.62 %            19,927           5.31 %
Savings & MMIA ...............................................             2,750           2.40 %             2,072           4.10 %
Time deposits - $100,000 and over ............................            14,721           5.92 %            15,780           6.44 %
Other time deposits ..........................................            51,314           5.51 %            39,477           6.47 %
                                                                         -------           ------           -------           ------

         Total deposits ......................................           100,332           4.60 %            81,671           5.77 %
                                                                         =======           ======           =======           ======

         As of December 31, 2001, the Bank held $14,947,000 in time deposits of $100,000 or more, with approximately $10,759,000 with maturities within three months, $2,298,000 with maturities over three through six months, $1,331,000 with maturities over six through twelve months, and $559,000 with maturities over twelve months. Wholesale time deposits (certificates generated through
corporations,   banks,  credit  unions,  etc.,  on  a  national  level)  totaled
$9,660,000 as of December 31, 2001. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Return on Equity Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to asset ratio (average equity divided by average total assets) for each period indicated.

                                                  Years Ended December 31,
                                                    2001            2000
                                                    ----            ----

                Return on assets ...............    0.71%           0.81%
                Return on equity ...............    7.25%           6.91%
                Dividend payout ratio ..........    0.00%           0.00%
                Equity to asset ratio ..........    9.80%          11.76%
Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 63.3% of total assets at December 31, 2001. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business.

Capital Resources

         The equity capital of the Bank increased by $980,612 during 2000 and increased $1,019,009 during 2001 as the result of net income and a $113,174 change in comprehensive income.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The Bank's December 31, 2001 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                   To be well
                                                                                                                   capitalized
                                                                                                                  under prompt
                                                                                         For capital               corrective
                                                                                      adequacy purposes        action provisions
                                                                                      -----------------        -----------------
                                                               Actual                      Minimum                  Minimum
                                                               ------                      -------                  -------
                                                     Amount         Ratio          Amount          Ratio       Amount         Ratio
                                                     ------         -----          ------          -----       ------         -----
                                                                                  (Dollars in thousands)
As of December 31, 2001
   Total Capital (to risk
      weighted assets) ....................         $14,249           11.4%       $10,003           8.0%       $12,504         10.0%
   Tier 1 Capital (to risk
      weighted assets) ....................          12,799           10.2%         5,001           4.0          7,502          6.0
   Tier 1 Capital (to average
      assets)(leverage) ...................          12,799            9.1%         5,650           4.0          7,062          5.0

Inflation

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also general increases in the prices of goods and services usually result in increased operating expenses.

Item 7.  Financial Statements.


                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        Consolidated Financial Statements
                           December 31, 2001 and 2000




                                    Contents

                                                                          Page

Independent Auditors' Report ..........................................    18
Consolidated Balance Sheets ...........................................    19
Consolidated Statements of Operations .................................    20
Consolidated Statements of Changes in Stockholders' Equity ............    21
Consolidated Statements of Cash Flows .................................    22
Notes to Financial Statements ......................................... 23-40

                          Independent Auditors' Report



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                               Cherry, Bekaert & Holland, LLP



Spartanburg, South Carolina
January 11, 2002

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000


                                                                                                            2001            2000
                                                                                                            ----            ----
     Assets

Cash and due from banks ..........................................................................   $   3,039,047    $   2,043,654
Interest-bearing deposits ........................................................................       3,400,000        8,853,682
Securities available for sale (cost basis of  $8,722,686 and $12,286,414, respectively) (Note 3) .       8,900,678       12,281,596
Securities held for investment (market value of $1,441,576 and $4,432,542, respectively) (Note 3)        1,349,936        4,349,020
Loans (Note 4) ...................................................................................     126,166,046       82,838,428
Less: allowance for loan losses (Note 4) .........................................................      (1,450,000)      (1,055,000)
     net deferred loan fees ......................................................................        (103,325)         (40,975)
                                                                                                     -------------    -------------
     Net loans ...................................................................................     124,612,721       81,742,453

Premises and equipment, net (Note 5) .............................................................       2,876,229        2,905,738
Other assets .....................................................................................       2,328,241        2,504,307
                                                                                                     -------------    -------------

     Total Assets ................................................................................   $ 146,506,852    $ 114,680,450
                                                                                                     =============    =============

     Liabilities and Stockholders' Equity

Deposits (Note 6)
     Noninterest-bearing demand ..................................................................   $   9,730,668    $   6,355,462
     Interest-bearing demand and savings .........................................................      28,577,686       28,272,956
     Time deposits ...............................................................................      78,974,722       63,957,092
                                                                                                     -------------    -------------
          Total deposits .........................................................................     117,283,076       98,585,510

Retail repurchase agreements .....................................................................       5,209,370        2,553,119
Other borrowed funds (Note 7) ....................................................................      10,000,000                -
Other accrued expenses and liabilities ...........................................................       1,105,453        1,651,877
                                                                                                     -------------    -------------

     Total liabilities ...........................................................................     133,597,899      102,790,506
                                                                                                     -------------    -------------

Stockholders' equity (Notes 8,11 and 13)
     Common stock no par value; authorized 20,000,000
          shares; 917,780 issued and outstanding at December 31, 2001 and 2000 ...................               -                -
     Paid-in capital .............................................................................      11,096,989       11,096,989
     Retained earnings ...........................................................................       1,701,776          795,941
     Accumulated other comprehensive (loss) ......................................................         110,188           (2,986)
                                                                                                     -------------    -------------

 Stockholders' equity ............................................................................      12,908,953       11,889,944
Commitments (Notes 4 and 10) .....................................................................               -                -
                                                                                                     -------------    -------------
                                                                                                     $ 146,506,852    $ 114,680,450
                                                                                                     =============    =============




     See accompanying notes to consolidated financial statements.

              FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations
            Years ended December 31, 2001, 2000 and 1999



                                                                                    2001                  2000              1999
                                                                                    ----                  ----               ----

Interest income
     Loans ................................................................       $ 8,596,068        $ 7,521,179        $ 4,172,306
     Federal funds sold
                                                                                        1,363             14,672            195,316
     Securities
        U.S. Government and agency obligations ............................           787,742            667,137            581,440
        State and local obligations .......................................            25,979             25,977             25,975
        Equity and other securities .......................................            80,154             16,238             11,392
     Deposits with banks ..................................................           177,014            491,350             18,913
                                                                                  -----------        -----------        -----------
        Total interest income .............................................         9,668,320          8,736,553          5,005,342
                                                                                  -----------        -----------        -----------

Interest expense
     Deposits
        Time ..............................................................         3,697,867          3,570,182          1,694,408
        Interest-bearing demand and savings ...............................           922,915          1,144,521            709,482
     Borrowed funds .......................................................           384,005             17,353             16,751
     Other ................................................................           130,219            104,590             71,782
                                                                                  -----------        -----------        -----------
         Total interest expense ...........................................         5,135,006          4,836,646          2,492,423

         Net interest income ..............................................         4,533,314          3,899,907          2,512,919

Provision for loan losses (Note 4) ........................................           445,853            254,855            225,270
                                                                                  -----------        -----------        -----------

         Net interest income after provision for loan losses ..............         4,087,461          3,645,052          2,287,649

Non-interest income
     Service charges, fees, and commissions ...............................           374,687            187,880            174,909
     Other ................................................................            56,559             96,017             64,717
                                                                                  -----------        -----------        -----------
         Total other operating income .....................................           431,246            283,897            239,626

Non-interest expenses
     Salaries and employee benefits .......................................         1,921,795          1,629,895          1,119,603
     Occupancy and equipment ..............................................           480,377            464,556            350,617
     Other ................................................................           796,125            688,304            550,864
                                                                                  -----------        -----------        -----------
         Total other operating expenses ...................................         3,198,297          2,782,755          2,021,084

         Income before income taxes .......................................         1,320,410          1,146,194            506,191

Current income tax expense (Note 9) .......................................           612,575            460,464            203,479
Deferred income tax benefit ...............................................          (198,000)           (96,000)          (202,300)
                                                                                  -----------        -----------        -----------

        Net Income ........................................................       $   905,835        $   781,730        $   505,012
                                                                                  ===========        ===========        ===========

Earnings per common share (Notes 2, 15) ...................................       $      0.99        $      0.85        $      0.55
Diluted earnings per common share (Notes 2, 15) ...........................       $      0.97        $      0.84        $      0.54




See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2001, 2000 and 1999




                                                           Common                                       Accumulated
                                                          Stock in                                         Other          Total
                                                          Number of     Paid-In        Retained        Comprehensive   Stockholders'
                                                           Shares       Capital        Earnings        Income (Loss)      Equity
                                                           ------       -------        --------        -------------      ------

Balance at December 31, 1998 .....................         915,759     $11,066,532     $  (490,801)     $   (10,896)     $10,564,835

     Exercised stock options .....................             102           1,184               -                -            1,184
     Stock in lieu of director fee ...............           1,319          22,423               -                -           22,423

     Comprehensive income:
         Net income ..............................               -               -         505,012                -
         Net change in unrealized gain
         on securities available for sale,
         net of tax of ($119,528 ) ...............               -               -               -         (184,122)
       Comprehensive income ......................               -               -               -                -          320,890
                                                       -----------     -----------     -----------      -----------      -----------

Balance at December 31, 1999 .....................         917,180      11,090,139          14,211         (195,018)      10,909,332

     Exercised stock options .....................             600           6,850               -                -            6,850

     Comprehensive income:
         Net income ..............................               -               -         781,730                -
         Net change in unrealized gain
         on securities available for sale,
         net of tax of ($122,775 ) ...............               -               -               -          192,032
       Comprehensive income ......................               -               -               -                -          973,762
                                                       -----------     -----------     -----------      -----------      -----------

Balance at December 31, 2000 .....................         917,780      11,096,989         795,941           (2,986)      11,889,944

     Comprehensive income:
         Net income ..............................               -               -         905,835                -
         Net change in unrealized gain
         on securities available for sale,
         net of tax of ($72,357) .................               -               -               -          113,174
       Comprehensive income ......................               -               -               -                -        1,019,009
                                                       -----------     -----------     -----------      -----------      -----------

Balance at December 31, 2001 .....................         917,780     $11,096,989     $ 1,701,776      $   110,188      $12,908,953
                                                       ===========     ===========     ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

            FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows
          Years ended December 31, 2001, 2000 and 1999



                                                                                    2001                2000               1999
                                                                                    ----                ----               ----
Cash flows from operating activities
      Net income ..........................................................      $    905,835       $    781,730       $    505,012
      Adjustments to reconcile net income to net cash
            provided by operating activities
                Depreciation ..............................................           203,548            201,978            172,027
                Provision for loan losses .................................           445,853            254,855            225,270
                Loss on sale of other real estate owned ...................                 -                  -             36,603
                Deferred tax asset ........................................          (198,000)           (96,000)          (202,300)
                Director fees .............................................                 -                  -             22,423
                Amortization, net .........................................                 -             48,078            112,810
                Decrease (increase) in interest receivable ................           172,270           (409,132)           (99,981)
                Decrease (increase) in other assets .......................           170,380           (263,349)          (219,687)
                Increase (decrease) in accrued expenses
                   and other liabilities ..................................          (546,424)           438,688            579,381
                                                                                 ------------       ------------       ------------

                Net cash provided by operating activities .................         1,153,462            956,848          1,131,558
                                                                                 ------------       ------------       ------------


Cash flows from investing activities
      Origination of loans, net of principal collected ....................       (43,316,121)       (26,606,143)       (21,169,141)
      Proceeds from matured/called securities available for sale ..........        12,000,896                  -                  -
      Proceeds from matured/called securities held for investment .........         2,999,084                  -                  -
      Purchase of securities available for sale ...........................        (8,437,438)        (2,000,000)        (1,000,000)
      Purchase of securities held for investment ..........................                 -         (3,974,020)                 -
      Proceeds from sale of other real estate owned .......................                 -            753,100            379,865
      Purchases of premises and equipment .................................          (174,038)          (244,285)          (141,342)
      Increase in cash surrender value of life insurance ..................           (37,951)           (34,972)          (846,204)
      Purchases of restricted FHLB stock ..................................                 -                  -            (58,500)
      Proceeds from call of available for sale securities .................                 -                  -          1,000,000
      Purchase of other real estate owned .................................                 -                  -           (343,086)
                                                                                 ------------       ------------       ------------

                 Net cash used in investing activities ....................       (36,965,568)       (32,106,320)       (22,178,408)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities
      Net increase in deposits ............................................        18,697,566         39,870,192         16,768,218
      Proceeds from exercise of stock options .............................                 -              6,850              1,184
      Net increase in retail repurchase agreements ........................         2,656,251            829,955            396,919
      Proceeds of advances from FHLB ......................................        12,500,000                  -                  -
      Repayment of advances from FHLB .....................................        (2,500,000)        (2,500,000)                 -
      Proceeds from other borrowings ......................................                 -                  -          2,500,000
      Proceeds from stock sale ............................................                 -                  -                  -

                                                                                 ------------       ------------       ------------
                 Net cash provided by financing activities ................        31,353,817         38,206,997         19,666,321
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents ......................        (4,458,289)         7,057,525         (1,380,529)

Cash and cash equivalents at beginning of year ............................        10,897,336          3,839,811          5,220,340
                                                                                 ------------       ------------       ------------

Cash and cash equivalents at end of year ..................................      $  6,439,047       $ 10,897,336       $  3,839,811
                                                                                 ============       ============       ============

Supplemental disclosure of cash flow information
      Cash paid during the year for interest ..............................      $  5,472,592       $  4,316,086       $  1,797,793
                                                                                 ============       ============       ============
      Cash paid (received) during the year for income taxes ...............      $    811,581       $    462,271       $     (7,138)
                                                                                 ============       ============       ============

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


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

     (b)  Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Securities

          Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 2 - Summary of significant accounting policies, continued

     o securities held for investment are held-to-maturity and reported at amortized cost,

     o trading securities are reported at fair value with unrealized gains and losses included in earnings, or;

     o securities available-for-sale are reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

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

      The Company had no investments classified as trading securities at December 31, 2001 and 2000.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 2 - Summary of significant accounting policies, continued

      Management considers loans to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans with certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 2 - Summary of significant accounting policies, continued

   (h)Cash and cash equivalents

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

   (j)Fair value of financial instruments

      Financial Accounting Standards Board ("FASB") Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the value of the financial instruments held by the Company.

      The following methods and assumptions were used to estimate the fair value for each class of financial instruments.

      Cash and cash equivalents. For cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits, the carrying value approximates fair value.

      Securities. The fair value of investment securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Restricted FHLB stock is valued at cost.

      Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans with frequent repricing and no significant changes in credit risk approximates book value.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 2 - Summary of significant accounting policies, continued

      Deposits and borrowings. The fair value of fixed rate time deposits and borrowed funds is estimated by discounting the future cash flows using the current rates at which similar deposits and borrowings would be accepted for the same remaining maturities.

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

   (k)Recent accounting pronouncements

     FASB Statement No. 144, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in August 2001 and supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company expects that adopting the provisions of this Statement will not have a material impact on the consolidated financial statements of the Company.

(l)  Operating Segments

     The FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which establishes standards for the way public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products, services, geographic areas and major customers. In adopting Statement No. 131, the Company has determined that, using the definitions contained in the statement, all of its activities constitute only one reportable operating segment.


(m)  Financial statement reclassification

     Certain of the prior year amounts have been reclassified to conform to current year presentation; such reclassifications are immaterial to the financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 3 - Securities

Available for sale

A summary of the amortized cost and estimated fair value of securities available for sale follows:



                                                                                   Gross               Gross              Estimated
                                                             Amortized          Unrealized          Unrealized              Fair
                                                               Cost                Gains              Losses                Value
                                                               ----                -----              ------                -----

December 31, 2001
   U.S. Government agency obligations ..........          $ 8,000,000          $   181,249         $          -          $ 8,181,249
   State and local obligations .................              122,956                    -                3,257              119,429
   Restricted FHLB stock .......................              600,000                    -                    -              600,000
       Total securities
           available for sale ..................          $ 8,722,956          $   181,249          $     3,257          $ 8,900,679

December 31, 2000
   U.S. Government agency obligations ..........          $12,000,000          $         -          $     3,748          $11,996,252
   State and local obligations .................              122,914                    -                1,070              121,844
   Restricted FHLB stock .......................              163,500                    -                    -              163,500
       Total securities
           available for sale ..................          $12,286,414          $         -          $     4,818          $12,281,596


There were no sales of securities available for sale during 2001, 2000 and 1999.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 3 - Securities, continued

Held for investment

A summary of the carrying value and estimated fair market value of securities held for investment follows:

                                                                                      Gross             Gross              Estimated
                                                                  Amortized         Unrealized        Unrealized             Fair
                                                                    Cost              Gains             Losses               Value
                                                                    ----              -----             ------               -----
December 31, 2001
   U.S. Government agency obligations ................         $  500,000         $   29,063         $          -         $  529,063
   Trust Preferred securities ........................            474,936             61,957                    -            536,893
   State and local obligations .......................            375,000              1,020                    -            376,020
       Total securities held for
            investment ...............................         $1,349,936         $   92,040         $          -         $1,441,976

December 31, 2000
   U.S. Government agency obligations ................         $3,500,000         $   36,564         $          -         $3,536,564
   Trust Preferred securities ........................            474,020             44,231                    -            518,251
   State and local obligations .......................            375,000              2,727                    -            377,727
       Total securities held for investment ..........         $4,349,020         $   83,522         $          -         $4,432,542

There were no sales of securities held for investment in 2001, 2000 and 1999.

The scheduled maturities of securities held for investment and available for sale at December 31, 2001 were as follows:


                                                                   Available for Sale                  Held for Investment
                                                                   ------------------                  -------------------
                                                                                Estimated                                Estimated
                                                           Amortized              Fair               Amortized             Fair
                                                              Cost                Value                Cost                Value
                                                              ----                -----                ----                -----

Due in one year or less ........................           $3,000,000           $3,013,125       $            -       $            -
Due from one to five years .....................            4,000,000            4,137,500              500,000              529,063
Due from five to 10 years ......................            1,000,000            1,030,625                    -                    -
Due after ten years ............................              122,956              119,428              849,936              912,913
Equity securities ..............................              600,000              600,000                    -                    -
                                                           $8,722,956           $8,900,678           $1,349,936           $1,441,976

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 3 - Securities, continued

At December 31, 2001, securities with a carrying value of approximately $8,000,000 were pledged to secure public funds, retail repurchase agreements and Treasury, tax and loan deposits.


Note 4 - Loans and allowance for loan losses

Loans at December 31, 2001 and 2000 are summarized as follows

                                                      2001             2000
                                                      ----             ----
Construction and land development ........     $  13,097,957      $  11,349,351
1-4 Family residential properties ........        25,378,155         16,803,152
Multifamily residential properties .......         1,155,954          1,557,548
Nonfarm nonresidential properties ........        48,595,504         28,367,706
Other real estate loans ..................         1,038,860            544,143
Commercial and industrial ................        36,220,643         23,564,652
Consumer .................................           629,235            460,842
Other ....................................            49,738            191,034
                                               -------------      -------------
Total loans ..............................       126,166,046         82,838,428
Less:  Allowance for loan losses .........        (1,450,000)        (1,055,000)
Net deferred loan fees ...................          (103,325)           (40,975)
                                               -------------      -------------
                                               $ 124,612,721      $  81,742,453
                                               =============      =============

The activity in the allowance for loan losses for 2001, 2000 and 1999 is summarized as follows:

                                             2001         2000          1999
                                             ----         ----          ----

Balance at beginning of year ........    $1,055,000    $  800,000    $  575,000
Provision charged to operations .....       445,853       254,855       225,270
Loan charge-offs ....................        51,670             -          (400)
Loan recoveries .....................           817           145           130
                                         ----------    ----------    ----------
Balance at end of year ..............    $1,450,000    $1,055,000    $  800,000
                                         ==========    ==========    ==========

At December 31, 2001 and 2000, nonaccrual loans amounted to $396,232 and $287,662, respectively. There were no impaired loans at December 31, 2001 and 2000.

At December 31, 2001, the Company had loans outstanding to officers, directors, and their related interests of $6,189,850. During 2001, directors, officers, and their related interests borrowed $4,454,255 and repaid $3,516,888. At December 31, 2000, the Company had loans outstanding to officers, directors, and their related interests of $5,252,483. During 2000, directors, officers, and their related interests borrowed $5,475,440 and repaid $5,851,691.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 4 - Loans and allowance for loan losses, continued

In the normal course of business there are outstanding commitments for the extension of credit which are not reflected in the financial statements. At December 31, 2001 and 2000, pre-approved but unused lines of credit for loans totaled approximately $18,451,000 and $17,137,000, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $947,000 and $1,481,500 at December 31, 2001 and 2000, respectively. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

The Company grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Spartanburg and Richland Counties in South Carolina. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.


Note 5 - Premises and equipment

Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                     2001               2000
                                                     ----               ----

Land .....................................       $   431,412        $   431,412
Buildings ................................         2,253,509          2,201,620
Leasehold Improvements ...................            93,590             93,590
Furniture and equipment ..................           971,529            849,379
                                                 -----------        -----------
                                                   3,750,040          3,576,001

Less: accumulated depreciation ...........          (873,811)          (670,263)
                                                 -----------        ===========
                                                 $ 2,876,229        $ 2,905,738
                                                 ===========        ===========


Depreciation expense for the years ended 2001, 2000 and 1999 was $203,548, $201,978, and $172,027, respectively.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 6 - Deposits

A summary of deposit accounts at December 31, 2001 and 2000 follows:

                                                     2001                2000
                                                     ----                ----
Demand
     Non-interest bearing ..............        $  9,730,668        $  6,355,462
     Interest bearing ..................          25,806,825          26,032,496
Savings ................................           2,770,861           2,240,460
Time, $100,000 or more .................          14,947,277          18,501,960
Other time .............................          64,027,445          45,455,132
                                                ------------        ------------
                                                $117,283,076        $ 98,585,510
                                                ============        ============

At December 31, 2001, the scheduled maturities of time deposits are as follows:

2002                                                         $75,871,000
2003                                                           2,779,000
2004                                                             125,000
2005                                                             100,000
2006 and thereafter                                              100,000
                                                      ------------------
                                                             $78,975,000
                                                      ==================

Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,257,879 and $3,121,000 at December 31, 2001 and 2000, respectively.


Note 7 - Other borrowed funds

At December 31, 2001, the Bank had two $5,000,000 advances outstanding from the Federal Home Loan Bank ("FHLB"). The borrowings carried interest rates of 4.3% and 4.6% and mature in February and March of 2011. At December 31, 2000, the Bank had no advances outstanding from the FHLB.

At December 31, 2001 and 2000, the Bank had $5,500,000 in unused lines of credit to purchase federal funds from banks.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                                                    To be Well
                                                                                                                 Capitalized Under
                                                                                       For Capital               Prompt Corrective
                                                               Actual               Adequacy Purposes            Action Provisions
                                                      Amount          Ratio        Amount         Ratio         Amount         Ratio
                                                      ------          -----        ------         -----         ------         -----

December 31, 2001 ..........................       $14,249,000       11.4%       $10,003,000      >8.0%      $12,504,000      >10.0%
Total Capital
   (To Risk Weighted Assets)
   Tier I Capital ..........................       $12,799,000       10.2%       $ 5,001,000      >4.0%      $ 7,502,000      > 6.0%
     (To Risk Weighted Assets)
   Tier I Capital ..........................       $12,799,000        9.1%       $ 5,650,000      >4.0%      $ 7,062,000      > 5.0%
     (To Average Assets)
December 31, 2000 ..........................       $12,948,000       14.8%       $ 6,996,000      >8.0%      $ 8,745,000      >10.0%
     Total Capital
     (To Risk Weighted Assets)
   Tier I Capital ..........................       $11,893,000       13.6%         3,498,000      >4.0%      $ 5,247,000      > 6.0%
     (To Risk Weighted Assets)
   Tier I Capital ..........................       $11,893,000       12.4%         3,852,000      >4.0%      $ 4,815,000      > 5.0%
     (To Average Assets)

-----------------------------

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000

Note 9 - Income taxes

The provision for income taxes is summarized below:

                                         2001             2000            1999
                                         ----             ----            ----
Currently payable
Federal ........................      $ 571,902       $ 427,182       $ 181,931
    State ......................         40,673          33,282          21,548
                                      ---------       ---------       ---------
                                        612,575         460,464         203,479

Deferred
Federal ........................       (177,856)        (89,861)       (196,632)
    State ......................        (20,144)         (6,139)         (5,668)
                                      ---------       ---------       ---------
                                       (198,000)        (96,000)       (202,300)
                                      ---------       ---------       ---------

    Total income taxes .........      $ 414,575       $ 364,464       $   1,179
                                      =========       =========       =========



The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                                                                        Years ended
                                                                                                        December 31,
                                                                                          2001               2000             1999
                                                                                          ----               ----             ----

       Statutory rates ....................................................               34.0%              34.0%            34.0%
       Increase (decrease) resulting from:
              State taxes, net of federal benefit .........................               (2.0%)             (3.1%)           (3.1%)
              Effect of tax exempt interest and dividends .................               (1.5%)             (1.7%)           (1.4%)
              Life Insurance ..............................................               (3.2%)             (3.7%)           (1.0%)
              Change in valuation allowance ...............................                -                  -              (30.8%)
       Other, net .........................................................                4.1%               6.3%             2.3%

                                                                                          31.4%              31.8%               -%

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                           2001          2000
                                                           ----          ----
Deferred tax assets
   Allowance for loan losses .......................    $ 433,000     $ 359,000
   Loan fee deferral ...............................       40,000        16,000
   Unrealized loss on securities
       available for sale ..........................            -         2,000
   Start-up costs amortization .....................            -        18,000
   Other ...........................................       23,000        13,000
       Gross deferred tax assets ...................      496,000       408,000
   Less valuation allowance ........................       (1,300)       (1,300)
                 Net deferred tax assets ...........      494,700       406,700

Deferred tax liabilities ...........................      (65,700)      (31,000)

       Net .........................................    $ 429,000     $ 375,700

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 10 - Operating leases

The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2001, are as follows:

2002 ...............................      $121,680
2003 ...............................       112,434
2004 ...............................        77,686
2005 and thereafter ................             -
                                          --------
                                          $311,800
                                          ========

Total lease expense was $120,062,  $112,434 and $59,642 for 2001, 2000 and 1999,
respectively.


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


Note 12 - Employee benefit plan

401(k) plan
All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6%, the Company makes a 100% matching contribution. Expense related to this plan was $68,052, $48,982 and $37,188 in 2001, 2000 and 1999, respectively.

(a)      Salary continuation plan
During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $59,306 and $31,934 at December 31, 2001 and 2000, respectively.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 13 - Stock options

The Company has issued incentive stock options to certain officers and employees. These options are accounted for under the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. As permitted by Statement No. 123, the Company has elected to continue using the measurement method prescribed in Accounting Principles Board Opinion No. 25 and, accordingly, Statement No. 123 has no effect on the Company's financial position or results of operations.

The following is a summary of stock option activity and related information for the years ended December 31, 2001, 2000 and 1999:

                                                            2001                         2000                     1999
                                                            ----                         ----                     ----
                                                                Weighted                       Weighted                  Weighted
                                                                 Average                        Average                  Average
                                                    Options   Exercise Price    Options     Exercise Price   Options  Exercise Price
                                                    -------   --------------    -------     --------------   -------  --------------

Outstanding- Beginning
   of period ..............................         71,628       $   14.23      58,100        $   13.76      37,992        $   12.10
   Granted ................................         22,487       $    9.42      15,178            17.01      20,208            16.89
   Exercised ..............................              -               -        (600)           11.42        (100)           11.00
   Forfeited ..............................              -               -      (1,050)           16.64           -                -
                                                    ------       ---------      ------        ---------      ------        ---------
Outstanding- End of Period ................         94,115           15.62      71,628        $   14.23      58,100        $   13.76

Exercisable- End of Period.................         53,397       $   13.74      38,505        $   12.59      30,720        $   11.70

Weighted average fair
   value of options granted ...............                      $    8.73                    $    8.32                    $    8.43

Exercise prices for options outstanding as of December 31, 2001 and 2000 ranged from $11.00 to $21.00. The weighted average remaining contractual life of those options is approximately 8 years at December 31, 2001 and 2000.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 13 - Stock options, continued

Because the Company had adopted the disclosure only provisions of Statement No. 123, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date of the awards consistent with the provisions of Statement No. 123, the Company's net earnings and earnings per share would have decreased to the pro forma amounts indicated below:

                                                                                     2001               2000                  1999
                                                                                     ----               ----                  ----
Net income - as reported ............................................          $   905,835          $   781,730          $   505,012
Net income - pro forma ..............................................              778,241              728,897              480,678
Earnings per common share - as reported .............................                  .99                  .85                  .55
Earnings per common share - pro forma ...............................                  .85                  .79                  .53
Diluted earnings per common share - as reported .....................                  .97                  .84                  .54
Diluted earnings per common share - pro forma .......................                  .83                  .78                  .51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999; dividend yield of 0%, expected volatility of 20%, risk-free interest rates of 5.00% in 2001, 6.00% in 2000 and 6.25% in 1999, and expected lives of 10 years for the options.

Note 14 - Fair value of financial instruments

The estimated fair value of financial instruments are as follows:

                                                                                2001                               2000
                                                                                ----                               ----
                                                                    Carrying          Estimated           Carrying       Estimated
                                                                      Amount          Fair Value           Amount       Fair Value
                                                                      ------          ----------           ------       ----------
                                                                                               (in thousands)

Financial assets
   Cash and cash equivalents ...........................           $  6,439           $  6,439           $ 10,898           $ 10,898
   Securities
      Available-for-sale ...............................              8,901              8,901             12,282             12,282
           Held for investment 1,350 ...................              1,442              4,349              4,433
   Loans ...............................................            126,166            126,560             82,838             81,565

Financial liabilities
   Deposits ............................................            117,283            118,207             98,586             98,586
   Retail repurchase agreements ........................              5,209              5,209              2,553              2,553
   Other borrowed funds ................................             10,000             10,518                  -                  -

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 14 - Fair value of financial instruments, continued

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


Note 15 - Earnings per common share (EPS)

The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows:

                                                                                                                               Per
                                                                                   Income                 Shares              Share
December 31, 2001                                                                 (Numerator)          (Denominator)          Amount
                                                                                  -----------          -------------          ------

           Earnings per common share:
           Income available to common
               stockholders .........................................              $905,835               917,780           $   .99
           Effect of dilutive securities
               Stock options ........................................                     -                18,387              (.02)
                                                                                   --------              --------              ----

Diluted EPS:
           Income available to common
               stockholders + assumed
               conversions ..........................................              $905,835               936,167           $   .97
                                                                                   ========              ========           =======


Options to purchase 400 shares of common stock at $20 per share and options to purchase 11,700 shares of common stock at $21.00 per share were not included in the computation of diluted earnings per share for 2001 because the options' exercise price was greater than the average market price of the common shares.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 15 - Earnings per common share (EPS), continued

                                                                                                                               Per
                                                                                   Income                 Shares              Share
December 31, 2000                                                                 (Numerator)          (Denominator)          Amount
                                                                                  -----------          -------------          ------

    Earnings per common share:
    Income available to common
        stockholders .............................................               $781,730                917,780            $   .85
    Effect of dilutive securities
        Stock options ............................................                      -                 10,784               (.01)
                                                                                 --------               --------               ----

    Diluted EPS:
      Income available to common
        stockholders + assumed
        conversions ..............................................               $781,730                928,009            $   .84
                                                                                 ========               ========            =======

Options to purchase 30,078 shares of common stock at $17 per share, options to purchase 300 shares of common stock at $17.25 per share and options to purchase 100 shares of common stock at $17.63 per share were not included in the computation of diluted earnings per share for 2000 because the options' exercise price was greater than the average market price of the common shares.

                                                                                                                             Per
                                                                                 Income                 Shares              Share
December 31, 1999                                                               (Numerator)          (Denominator)          Amount
                                                                                -----------          -------------          ------

   Earnings per common share:
   Income available to common
      stockholders ............................................                $505,012                 915,803             $   .55
   Effect of dilutive securities
      Stock options ...........................................                       -                  11,053                (.01)
                                                                               --------                --------                ----

    Diluted EPS:
    Income available to common
      stockholders + assumed
      conversions .............................................                $505,012                 926,856             $   .54
                                                                               ========                ========             =======



All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1999 as all options were dilutive for those periods.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2001 and 2000


Note 16 - Condensed financial statements of parent company

Financial information pertaining to First South Bancorp, Inc. is as follows:

Balance Sheet

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                  2001                      2000
                                                                                                  ----                      ----
Assets
Investment in common stock of First South Bank .................................               $12,908,953               $11,889,944
                                                                                               -----------               -----------
    Total assets ...............................................................               $12,908,953               $11,889,944
                                                                                               ===========               ===========

Stockholders' Equity
Stockholders' equity ...........................................................               $12,908,953               $11,889,944
                                                                                               -----------               -----------
    Total stockholders' equity .................................................               $12,908,953               $11,889,944
                                                                                               ===========               ===========

                             Statement of Operations

                                                                                                   Year Ended December 31,
                                                                                                   -----------------------
                                                                                                 2001                   2000
                                                                                                 ----                   ----
Income
    Operating income .................................................................         $      -               $      -

Expense
    Other expenses ...................................................................                -                      -
                                                                                               --------               --------

Loss before equity in undistributed net income
    of First South Bank ..............................................................                -                      -
Equity in undistributed net income of First South Bank ...............................          905,835                781,730
                                                                                               --------               --------

Net income ...........................................................................         $905,835               $781,730
                                                                                               ========               ========


Note 17 - Noncash transactions

There were no noncash transactions during the year ended December 31, 2001. The Company foreclosed on assets during the year ended December 31, 2000 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $1,110,961.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation," "Retirement Benefits" and "Stock Option Plan" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate(2)
10.1                      First South Bank Stock Option Plan (3)
10.2                      Form of Option  Agreements with Barry L. Slider, dated
                          as of December 31, 1998,  December 31, 1997
                          and December 31, 1996. (3)
10.3                      Option Agreement with  Barry  L. Slider, dated  as  of
                          April 17, 1997(2)
10.4                      Form of Salary  Continuation  Agreements with Barry L.
                          Slider and V. Lewis Shuler dated November 19, 1999.(2)
21                        Subsidiaries of Registrant(3)
---------------

(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999

(b)      Reports on Form 8.K.

         No reports on Form 8-K were filed by the registrant in the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      First South Bancorp, Inc.
March 27, 2002
                                      By: s/Barry L. Slider
                                         ---------------------------------------
                                         Barry L. Slider
                                         President and Chief Executive Officer


                                      By: s/ V. Lewis Shuler
                                         ---------------------------------------
                                         V. Lewis Shuler
                                         Executive Vice President
                                         (Principal Financial and Principal
                                          Accounting Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

s/Richard H. Brooks
__________________________               Director                                           March 27, 2002
Richard H. Brooks

s/Harold E. Fleming, M.D.
__________________________               Director                                           March 27, 2002
Harold E. Fleming, M.D.

s/Joel C. Griffin
__________________________               Director                                           March 27, 2002
Joel C. Griffin


__________________________               Chairman, Director                                 March 27, 2002
Roger A. F. Habisreutinger


__________________________               Director                                           March 27, 2002
Ashley F. Houser


__________________________               Director                                           March 27, 2002
Herman E. Ratchford

s/Chandrakant V. Shanbhag
__________________________               Director                                           March 27, 2002
Chandrakant V. Shanbhag

s/Barry L. Slider
__________________________               President, Chief Executive Officer, Director       March 27, 2002
Barry L. Slider

s/David G. White
__________________________               Director                                           March 27, 2002
David G. White