Form 10QSB
period 2002-03-31
FIRST SOUTH BANCORP INC
filed 2002-05-15
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
        (Exact Name of Small Business Issuer as specified in its charter)



     SOUTH CAROLINA                                    57-1086258
(State of Incorporation)                  (IRS Employer Identification number)


                               1450 Reidville Road
                        Spartanburg, South Carolina 29306
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (864) 595-0455
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

          Securities registered pursuant to Section 12 (g) of the Act:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 920,780 shares outstanding on March 31, 2002.

Transitional Small Business Disclosure Format (Check One)  YES  [ ]  N0 [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Balance Sheet ..........................................     3

                  Statement of Operations ................................     4

                  Statement of Comprehensive Income ......................     5

                  Statement of Cash Flows ................................     6

                  Statement of Changes in Shareholders' Equity ...........     7

                  Notes to Unaudited Financial Statements ................     8


         Item 2.  Management's Discussion and Analysis ...................  9-17


Part II -         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .......................    18


SIGNATURES ...............................................................    19

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY
                           Consolidated Balance Sheets
                            ( $ amounts in thousands)

                                                                                                    (Unaudited)
                                                                                                      March 31,            Dec. 31,
                                                                                                        2002                 2001
                                                                                                        ----                 ----
Assets
Cash & due from banks ....................................................................           $   2,222            $   3,039
Due from banks - interest bearing ........................................................              15,500                3,400
 Investment securities:
         Securities held to maturity .....................................................               1,950                1,350
         Securities available for sale ...................................................              10,131                8,901
Loans ....................................................................................             134,461              126,166
      Less, allowance for loan losses ....................................................              (1,485)              (1,450)
                                                                                                     ---------            ---------
Loans - net ..............................................................................             132,976              124,716
Property & equipment, net ................................................................               2,827                2,876
Other assets .............................................................................               2,349                2,328
                                                                                                     ---------            ---------
Total assets .............................................................................           $ 167,955              146,610

Liabilities
Deposits:
      Noninterest-bearing ................................................................           $  10,804            $   9,731
      Interest-bearing ...................................................................             125,950              107,552
                                                                                                     ---------            ---------
                  Total deposits .........................................................             136,754              117,283

Securities sold under repurchase agreements ..............................................               6,360                5,209
Other borrowed funds .....................................................................              10,000               10,000
Demand notes issued to the U.S. Treasury .................................................                 460                   41
Other liabilities ........................................................................               1,192                1,168
                                                                                                     ---------            ---------
                  Total liabilities ......................................................             154,766              133,701

Shareholders' equity
Common stock - no par value; 20,000,000 authorized, ......................................               4,604                4,589
Outstanding 920,780, and 917,780, respectively
Additional paid-in capital ...............................................................               6,541                6,508
Undivided profits ........................................................................               2,039                1,702
Accumulated other comprehensive income/(loss) ............................................                   5                  110
                                                                                                     ---------            ---------
         Total shareholders' equity ......................................................              13,189               12,909

         Total liabilities and shareholders' equity                                                   $167,955             $146,610
                                                                                                     =========            =========

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                             Statement of Operations

                                                                                                              (Unaudited)
                                                                                                     Three Months ended March 31,
                                                                                                     ----------------------------
                                                                                                      2002                  2001
                                                                                                      ----                  ----
                                                                                            (Dollars in thousands, except per share)
Interest income
         Loans, including fees ...................................................                 $ 2,165                  $ 2,145
         Investment securities ...................................................                     151                      265
         Interest bearing deposits ...............................................                      34                       43
         Federal funds sold ......................................................                       0                        1
                                                                                                   -------                  -------

         Total interest income ...................................................                   2,350                    2,454

Interest expense
         Deposits and borrowings .................................................                   1,126                    1,355

Net interest income ..............................................................                   1,224                    1,099
         Provision for loan losses ...............................................                    (110)                     (55)
                                                                                                   -------                  -------
Net interest income after provision ..............................................                   1,114                    1,044

Other income
         Service charges on deposit accounts .....................................                      60                       45
         Other income ............................................................                     250                       42
                                                                                                   -------                  -------
         Total noninterest income ................................................                     310                       87

Other expenses
         Salaries and benefits ...................................................                     595                      493
         Occupancy and equipment .................................................                     125                      118
         Other expense ...........................................................                     195                      182
                                                                                                   -------                  -------
         Total other expense .....................................................                     915                      793

Income before income taxes .......................................................                     509                      338
         Provision for income taxes ..............................................                     172                       98
                                                                                                   -------                  -------

Net income .......................................................................                 $   337                  $   240

         Basic per share earnings ................................................                 $   .37                  $   .26

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                 Consolidated Statement of Comprehensive Income


                                                              (Unaudited)
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                           2002             2001
                                                           ----             ----


Net Income ...........................................    $ 337           $ 240

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ..........     (169)            107

Income tax (expense) benefit on other
                comprehensive income (loss) ..........       64             (40)
                                                          -----           -----
Total other comprehensive income (loss) ..............     (105)             67

Comprehensive income .................................    $ 280           $ 307
                                                          =====           =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
               For the Three Months ended March 31, 2002 and 2001

                                                                                                                  (Unaudited)
                                                                                                       Three Months Ended  March 31,
                                                                                                           2002               2001
                                                                                                           ----               ----
                                                                                                           (Dollars in thousands)
Operating Activities
Net income .................................................................................           $    337            $    240

Adjustments to reconcile net income to net cash
                    provided by operating activities
         Provision for loan losses .........................................................                110                  55
         Depreciation ......................................................................                 48                  54
         Director fees .....................................................................                 16                  15
         Increase in other assets ..........................................................                (21)                (35)
         Increase (decrease) in accrued expenses and other liabilities .....................                 25                (353)

Net cash provided (used) by operating activities ...........................................                515                 (24)


Investing Activities
         Purchase of securities available for sale .........................................             (5,000)             (4,001)
         Purchase of securities held for investment ........................................                  0                   0
         Purchase of restricted FHLB stock .................................................                  0                (336)
         Proceeds from maturity of available for sale securities ...........................              3,000               3,000
         Proceeds from call of held to maturity securities .................................                  0               1,000
         Origination of loans, net of principal collected ..................................             (8,295)             (6,636)
         Purchase of premises and equipment ................................................                (27)                (19)

Net cash used in investing activities ......................................................            (10,322)             (6,992)

Financing Activities
         Net increase(decrease) in deposits ................................................             19,472              (7,101)
         Net increase in retail repurchase agreements ......................................              1,151                 190
         Net increase in other borrowings ..................................................                419              10,000
         Proceeds from exercise of stock options ...........................................                 48                   0
Net cash provided by financing activities ..................................................             21,090               3,089

Net increase (decrease) in cash and cash equivalents .......................................             11,283              (3,927)

Cash and cash equivalents, beginning .......................................................              6,439              10,897

Cash and cash equivalents, ending ..........................................................             17,722               6,970

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statement of Changes in Shareholders' Equity
       Year-ended December 31, 2001 and Three Months Ended March 31, 2002
                                   (Unaudited)

                                                                                                       ACCUMULATED
                                                  SHARES OF                          ACCUMULATED          OTHER            TOTAL
                                                   COMMON           PAID-IN            EARNINGS       COMPREHENSIVE    STOCKHOLDERS'
                                                    STOCK           CAPITAL            (DEFICIT)      INCOME/(LOSS)        EQUITY
                                                    -----           -------            ---------      -------------        ------
Balance at
December 31, 2000 .......................           917,180        11,096,989           795,941            (2,986)        11,889,944


Net income ..............................                                               905,845

Net change in
unrealized gain on
available for sale
securities, net of tax ..................                                                                 113,174

Comprehensive income ....................                                                                                  1,019,009
                                                 ----------        ----------        ----------        ----------         ----------
Balance at
December 31, 2001 .......................           917,780        11,096,989         1,701,776           110,188         12,908,953

                                                                                                        ACCUMULATED
                                                                     ADDITIONAL                            OTHER           TOTAL
                                                     COMMON           PAID-IN          ACCUMULATED      COMPREHENSIVE  STOCKHOLDERS'
                                                     STOCK            CAPITAL           EARNINGS       INCOME/(LOSS)       EQUITY
                                                     -----            -------           --------       -------------       ------
Balance at
December 31, 2001 .......................           917,780         11,096,989         1,701,776           110,188        12,908,953

Exercised stock options .................             3,000             48,000                                                48,000

Net income ..............................                                                336,876

Net change in
unrealized gain on
available for sale
securities, net of tax ..................                                                                 (105,048)

Comprehensive income ....................                                                                                    231,828
                                                 ----------         ----------        ----------        ----------        ----------
Balance at
March 31, 2002 ..........................           920,780         11,144,989         2,038,652             5,140        13,188,781

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2001, contained in the Corporation's Annual Report on Form 10-KSB.

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                                 Part I - Item 2

 Management's Discussion and Analysis of Financial Results of Operations

Forward Looking Statements

Statements  included  in  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expect," "estimate," "plan," "anticipate," "believe" and similar expressions are intended to identify forward looking statements. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2001.

Net Income

For the first three months of 2002, First South Bancorp, Inc. earned a net profit of approximately $337 thousand, or $ .37 per share, compared to approximately $240 thousand, or $ .26 per share, for the same period in 2001. This 40 % increase in net income occurred despite (i) a 15 % increase in noninterest expense from $793 thousand to $915 thousand, and (ii) an increase in the provision for loan losses related to loan growth from $55 thousand to $110 thousand. With the effective tax rate for 2002 approximately that of the same period in 2001, improved earnings resulted from both increases in non-interest income and net interest income. Compared to the first quarter of 2001, non-interest income increased by 257 %, from $87 thousand to $310 thousand, and net interest income increased by 11 %, from $1.099 million to $1.224 million.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the period were .88 % and 10.43 %, respectively.

Table One                    Selected Earnings Ratios
                      at or for the Periods Ending March 31

                                                            2002           2001
                                                            ----           ----
Return on Average Assets .........................           .88%           .86%

Return on Average Equity .........................         10.43%          8.06%

Dividend Payout Ratio ............................            N/A            N/A

Average Stockholders Equity
as a Percentage of Average Assets ................          8.40%         10.71%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income
Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first three months of 2002 increased over that of the same period in 2001 by $125 thousand, or 11.4 %. As in most, if not all, instances of comparing the net interest income performance between two different time periods, a number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first three months of 2002.

Though growth in total earning assets of $42.8 million, or 40.2 %, was certainly the most significant factor in the area of interest income performance, the change in the earning assets mix also played a major role in the yield on earning assets. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 81.3 % in 2001 to 87.5 % in 2002. However, these positive influences on interest income were not sufficient to offset the effect on interest income of an economic environment of rapidly declining interest rates. Total interest income for the first quarter of 2002 was $104 thousand less than the total for the same period in 2001.

For the first three months of 2002, the cost of funds averaged 3.46 %, a decrease of 242 basis points from the average cost of funds rate of 5.58 % in the first three months of 2001. This decline in the cost of funds rate, though noteworthy, was 54 basis points less than the decline in the earning assets yield. This was the result, primarily, of a significant percentage, 64.3%, of average interest-bearing liabilities being in the category of time deposits, an interest-bearing liability which is not repriceable for a fixed time period.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the three months ended March 31, 2002 and 2001.

Table Two       Net interest Income and Average Balance Analysis
                       for the Three Months Ended March 31
                                  2002 and 2001

                                                                                                 Interest               Average
Interest-Earning Assets (000)                                Average       Balance            Income/Expense         Yield / Cost
                                                               2002          2001           2002         2001        2002      2001
                                                               ----          ----           ----         ----        ----      ----

Due From Banks - Int-Bearing .........................    $   8,270          3,235      $      34           44       1.67%     4.64%
Investments ..........................................       10,340         16,696            151          265       5.92%     6.35%
Loans ................................................      130,815         86,670          2,165        2,145       6.71%    10.04%
                                                          ---------      ---------      ---------    ---------       ----     -----
Total Interest Earning Assets ........................    $ 149,425        106,601      $   2,350        2,454       6.38%     9.34%

Noninterest-Earning Assets
Cash & Due From Banks ................................    $   2,715          2,095
Loan Loss Reserve ....................................       (1,457)        (1,073)
Investments: Fair value ..............................          160             29
Premises & Equipment .................................        2,846          2,877
Interest Receivable & Other ..........................        2,256          2,351
                                                          ---------      ---------
Total Noninterest-Earning Assets .....................    $   6,520          6,279

TOTAL ASSETS .........................................    $ 155,945        112,880
                                                          =========      =========
Interest-Bearing Liabilities
NOW Accounts .........................................    $  28,463         25,262      $     170          302       2.42%     4.85%
Money Market & Savings ...............................        2,707          2,531              9           23       1.35%     3.68%
Time Deposits & IRA's ................................       85,039         59,597            817          965       3.90%     6.56%
Fed Funds Purchased & Repos ..........................        5,627          2,704             17           29       1.23%     4.35%
Other borrowed funds .................................       10,067          3,222            112           34       4.51%     4.28%
Demand Notes Issued to Treasury ......................          336            178              1            2       1.21%     4.55%
                                                          ---------      ---------      ---------    ---------       ----     -----
Total Interest-Bearing Liabilities ...................    $ 132,239         93,494      $   1,126        1,355       3.46%     5.88%

Noninterest-Bearing Liabilities
Demand Deposits ......................................    $   9,447          5,986
Interest Payable .....................................          773            928
Other Liabilities ....................................          381            379
                                                          ---------        -------
Total Non Int-Bearing Liabilities ....................    $  10,601          7,293

Stockholders' Equity .................................    $  13,105         12,093

Total Liabilities & Equity ...........................    $ 155,945        112,880
                                                          =========        =======
Net Interest Income ..................................                                  $   1,224    $   1,099

                     Net Yield on Earning Assets .....                                                               3.32%     4.18%
                     Interest Rate Spread ............                                                               2.92%     3.46%

Non-Interest Income

Non-interest income for the first three months of 2002 increased by $ 223 thousand, or 257 %, over the 2001 amount of $ 87 thousand. Though all categories of non-interest income experienced an increase of some amount, the category of commissions and fees had the greatest increase due primarily to the income generated by the bank's brokerage services area. Table Three provides a three month 2002 to 2001 performance comparative of categories of non-interest income.

Table Three            Summary of Total Noninterest Income
                       for the Three Months Ended March 31
                                  2002 and 2001
                             (Dollars in thousands)

                                                             2002           2001
                                                             ----           ----
Service Charges ..................................           $ 60           $ 45
Commissions & Fees ...............................            235             30
Other Non-interest Income ........................             15             12
                                                             ----           ----
Total ............................................           $310           $ 87

Non-Interest Expense

Non-interest expense for the first three months of 2002 increased by $122 thousand, or 15 %, over the first three months total of $793 thousand in 2001. While some of the operational expense increase experienced in 2002 can be attributed to the overall growth the bank experienced, 13 %, or $76 thousand, of the salaries and employee benefits expense increase resulted from the commissions paid on the increased income generated by the brokerage services area.

Table Four provides a three month 2002 to 2001 performance comparative of various categories of non-interest expense.

Table Four             For the Three Months Ended March 31
                                  2002 and 2001
                             (Dollars in thousands)

                                                             2002           2001
                                                             ----           ----
Salaries & Employee Benefits .....................           $596           $493
Occupancy & Equipment ............................            125            118
Other ............................................            194            182
                                                             ----           ----
Total ............................................           $915           $793

Income Taxes

Through March 31, 2002, $25 thousand had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. Though deductible for state income tax purposes, the non-deductibility for federal income tax purposes of the $110 thousand year-to-date charge to earnings as a provision for potential future loan losses served for book tax purposes to reduce the Corporation's taxes by 12.7 %.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2002, $3,000,000 of investment securities matured. Investment securities purchased during this period totaled $5,000,000.

Table Five                            Analysis of Investment Securities
                                                 ($ amounts in thousands)

March 31, 2002                                                         Available for Sale                    Held for Investment
                                                                       ------------------                    -------------------
                                                                 Amortized             Fair             Amortized              Fair
                                                                   Cost                Value               Cost               Value
Due in one year or less ............................             $                   $     0             $     0             $     0
Due from one to five years .........................               9,000               9,044                 500                 522
Due from five to ten years .........................               1,000                 968                   0                   0
Due After ten years ................................                 123                 119                 850                 897
                                                                 =======             =======             =======             =======
                                                                 $10,123             $10,131             $ 1,350             $ 1,419

December 31, 2001                                                    Available for Sale                      Held for Investment
                                                                     ------------------                      -------------------
                                                                 Amortized            Fair             Amortized               Fair
                                                                    Cost              Value               Cost                 Value
Due in one year or less ............................              $3,000              $3,011              $    0              $    0
Due from one to five years .........................               4,000               4,138                 500                 531
Due from five to ten years .........................               1,000               1,034                   0                   0
Due After ten years ................................                 123                 119                 850                 912
                                                                  ======              ======              ======              ======
                                                                  $8,123              $8,302              $1,350              $1,443

Loan portfolio

Compared to March 31, 2001, at March 31, 2002, loans had increased by $45 million, or 50.3 %. As is shown in Table Six, however, the composition of the loan portfolio on a percentage of the total basis remained relatively stable. The greatest percentage changes took place in the categories of Construction/Land Development which declined 2.3 % of the total and Commercial & Industrial which increased 2.6% of the total.

As shown in Table Seven, Variable Rate Loans comprised 89 % of the total loan portfolio.

On March 31, 2002, there were two loans totaling $315 thousand on nonaccrual status.

                          Table Six Analysis of Loans
                            March 31 Balances (000's)

                                                                          2002                              2001
                                                                          ----                              ----
Real Estate:
   Construction / Land Development .........................           $ 13,191              9.8%         $ 11,284             12.6%
   1-4 Family Residential Properties .......................             26,208             19.5%           18,368             20.5%
   Multifamily Residential Properties ......................              1,126               .8%            1,569              1.8%
   Nonfarm Nonresidential Properties .......................             52,917             39.4%           29,859             33.4%
   Other Real Estate Loans .................................              1,137               .9%              503               .6%
Commercial & Industrial ....................................             39,000             29.0%           27,378             30.6%
Consumer ...................................................                830               .6%              462               .5%
Other ......................................................                 52                -%               52                -%
                                                                       ========                           ========
TOTAL ......................................................           $134,461            100.0%         $ 89,475            100.0%

Table Seven    Analysis of Loan Maturities and Repricing Frequency
                              as of March 31, 2002
                            ($ amounts in thousands)

                                              Within       >3 Months         >1 Year       >3 Years           Over
                                             3 Months      12 Months         3 Years        5 Years          5 Years          Total
                                             --------      ---------         -------        -------          -------          -----
Variable Rate Loans ................        $119,648                                                                        $119,648

Fixed Rate Loans ...................        $  3,518        $  2,361        $  2,916        $  3,353        $  2,350          14,498

Total Loans ........................        $123,166        $  2,361        $  2,916        $  3,353        $  2,350        $134,146

Excludes loans on non-accrual status of $315

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating to each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. The Corporation also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending March 31, 2002 and 2001, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                       for the Three Months Ended March 31

                                                       2002              2001
                                                       ----              ----
Balance at Beginning of Year ..............       $ 1,450,000        $ 1,055,000
Provision Charged to Operations ...........           109,850             54,975
Loans Charged-off .........................           (75,000)                 0
Loan Recoveries ...........................               150                 50
                                                  -----------        -----------
Balance At End Of Period ..................       $ 1,485,000        $ 1,110,025

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, that their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Corporation's earning assets and interest bearing liabilities within defined time periods is referred to as "gap"analysis. The Corporation's Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2002, the cumulative one-year gap for the Corporation was a positive or asset sensitive $ 33.6 million. At March 31, 2002, the cumulative five-year gap for the Corporation was a positive $ 14.6 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Corporation's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Corporation's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2002.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of March 31, 2002
                            ($ amounts in thousands)

                                                                         One Year       Over One Year         Over
                                                                          or Less        Five Years         Five Years       Total
                                                                          -------        ----------         ----------       -----
Interest-Earning Assets
Due from Banks ..................................................        $ 15,500         $      0          $      0        $ 15,500
Investment Securities ...........................................               0            9,500             1,973          11,473
FHLB Stock ......................................................             600                0                 0             600
Loans** .........................................................         125,527            6,269             2,350         134,146
                                                                         ========         ========          ========        ========
Total ...........................................................        $141,627         $ 15,769          $  4,323        $161,719

** Excludes $315 in loans on non-accrual status .................

Interest-Bearing Liabilities
NOW Accounts ....................................................        $ 30,254         $      0          $      0        $ 30,254
Savings & MMIA ..................................................           3,083                0                 0           3,083
Time Deposits: $100m & > ........................................          13,638            4,668                 0          18,306
Time Deposits: < $100m ..........................................          54,261           20,045                 0          74,306
Repurchase Agreements ...........................................           6,360                0                 0           6,360
Other Borrowed Funds ............................................             460           10,000                 0          10,460
                                                                         ========         ========          ========        ========
Total ...........................................................        $108,056         $ 34,713          $      0        $142,769

Period Gap ......................................................        $ 33,571         $(18,944)         $  4,323        $ 18,950

Cumulative Gap ..................................................        $ 33,571         $ 14,627          $ 18,950

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities .................................           131.1%            45.4%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ................................           131.1%           110.2%

                                                              3 Months           Over 3 Months         Over One
Time Deposits                                                  & Less             to 12 Months            Year               Total
                                                               ------             ------------            ----               -----
$100,000 and Greater ...........................              $   700              $12,938              $ 4,668              $18,306

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 77.1% of total assets at March 31, 2002. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to increase its borrowings from that institution. The bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The $992,072 increase in equity during the twelve month period between March 31, 2001 and 2002 resulted from a $1,002,400 increase in retained earnings, plus a $48,000 stock purchase, net of a $58,328 decrease in the net unrealized gain on available for sale securities.

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

The Bank's March 31, 2002 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                             To be well capitalized
                                                                                      For capital            under prompt corrective
As of March 31, 2002                                       Actual                 adequacy purposes              action provisions
                                                           ------                 -----------------              -----------------
                                                                                       Minimum                      Minimum
                                                                                       -------                      -------
                                                  Amount           Ratio       Amount           Ratio        Amount          Ratio
                                                  ------           -----       ------           -----        ------          -----
Total Capital (to risk
weighted assets) .......................         $14,621           10.8%       $10,845           8.0%       $13,557           10.0%

Tier 1 Capital (to risk
weighted assets) .......................         $13,136            9.7%       $ 5,423           4.0%       $ 8,134            6.0%

Tier 1 Capital (to
average assets) (leverage) .............         $13,136            8.4%       $ 6,234           4.0%       $ 7,792            5.0%

                           PART II - OTHER INFORMATION


Item 4 - Exhibits and Reports on Form 8-K

         (a)      No exhibits are included with this report.

         (b)      Reports on Form 8-K :    None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     First South Bancorp, Inc.

                                     s/Barry L. Slider
May 10, 2002                        --------------------------------------------
                                    Barry L. Slider, President and Chief
                                    Executive Officer


                                      s/V. Lewis Shuler
                                     -------------------------------------------
                                     V. Lewis Shuler, Executive Vice President
                                     (Principal Accounting Officer)