Form 10QSB
period 2002-06-30
FIRST SOUTH BANCORP INC
filed 2002-08-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 920,780 shares outstanding on July 30, 2002.

Transitional Small Business Disclosure Format (Check One)   YES  [ ]  NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Balance Sheet .........................................      3

                  Statement of Operations ...............................      4

                  Statement of Comprehensive Income .....................      5

                  Statement of Cash Flows ...............................      6

                  Statement of Changes in Shareholder Equity ............      7

                  Notes to Unaudited Statements .........................      8


         Item 2.  Management's Discussion and Analysis ..................   9-18


Part II -         OTHER INFORMATION

         Item 1.  Legal Proceedings .....................................     19

         Item 4.  Submission of Matters to Vote of security Holders .....     19

         Item 6.  Exhibits and Reports on Form 8-K ......................     19


SIGNATURES ..............................................................     20

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                                                 (Unaudited)
                                                                                                   June 30,                Dec. 31,
                                                                                                    2002                     2001
                                                                                                    ----                     ----
Assets
Cash & due from banks ............................................................               $   2,654                $   3,039
Due from banks - interest bearing ................................................                  10,000                    3,400
Investment securities:
         Securities held to maturity .............................................                   1,950                    1,350
         Securities available for sale ...........................................                  14,328                    8,901
Loans ............................................................................                 138,611                  126,166
      Less, allowance for loan losses ............................................                  (1,550)                  (1,450)
                                                                                                 ---------                ---------
Loans - net ......................................................................                 137,061                  124,716
Property & equipment, net ........................................................                   2,798                    2,876
Other assets .....................................................................                   2,510                    2,328
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 171,301                $ 146,610

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  15,850                $   9,731
      Interest-bearing ...........................................................                 123,241                  107,552
                                                                                                 ---------                ---------
                  Total deposits .................................................                 139,091                  117,283

Securities sold under repurchase agreements ......................................                   7,238                    5,209
Other borrowed funds .............................................................                  10,000                   10,000
Demand notes issued to the U.S. Treasury .........................................                     325                       41
Other liabilities ................................................................                     966                    1,168
                                                                                                 ---------                ---------
                  Total liabilities ..............................................                 157,620                $ 133,701

Shareholders' equity
Common stock - no par value; 20,000,000 authorized, ..............................                   4,604                    4,589
Outstanding 920,780 and 917,780 respectively
Additional paid-in capital .......................................................                   6,541                    6,508
Undivided profits ................................................................                   2,409                    1,702
Accumulated other comprehensive income/ (loss) ...................................                     127                      110
                                                                                                 ---------                ---------
         Total shareholders' equity ..............................................                  13,681                   12,909
                                                                                                 ---------                ---------
         Total liabilities and shareholders' equity ..............................               $ 171,301                $ 146,610
                                                                                                 =========                =========

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                             Statement of Operations

                                                                                                (Unaudited)
                                                                                            Period ended June 30,
                                                                                            ---------------------
                                                                                 Three Months                     Six Months
                                                                                 ------------                     ----------
                                                                           2002             2001            2002              2001
                                                                           ----             ----            ----              ----
                                                                                   (Amounts in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 2,367          $ 2,173          $ 4,533          $ 4,318
         Investment securities .................................             201              225              352              490
         Interest bearing deposits .............................              45               85               78              128
         Federal Funds Sold ....................................               0                0                0                1
                                                                         -------          -------          -------          -------


         Total interest income .................................           2,613            2,483            4,963            4,937

Interest expense
         Deposits and borrowings ...............................           1,080            1,328            2,206            2,684

Net interest income ............................................           1,533            1,155            2,757            2,253
         Provision for loan losses .............................            (181)            (151)            (291)            (206)
                                                                         -------          -------          -------          -------
Net interest income after provision ............................           1,352            1,004            2,466            2,047

Other income
         Service charges on deposit accounts ...................              57               60              117              106
         Other income ..........................................              97               41              347               81
                                                                         -------          -------          -------          -------
         Total noninterest income ..............................             154              101              464              187

Other expenses
         Salaries and benefits .................................             546              479            1,142              972
         Occupancy and equipment ...............................             125              131              250              249
         Other expense .........................................             214              178              408              360
                                                                         -------          -------          -------          -------
         Total other expense ...................................             885              788            1,800            1,581

Income before income taxes .....................................             621              317            1,130              653
         Provision for income taxes ............................             251              114              423              210
                                                                         -------          -------          -------          -------

Net income .....................................................         $   370          $   203          $   707          $   443

         Basic per share earnings ..............................         $   .40          $   .22          $   .77          $   .48

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                 Consolidated Statement of Comprehensive Income


                                                              (Unaudited)
                                                        Six Months Ended June 30
                                                        ------------------------
                                                          2002            2001
                                                          ----            ----
                                                         (Amounts in Thousands)

Net Income ...........................................   $ 707            $ 443

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ..........      27              154

Income tax (expense) benefit on other
                comprehensive income (loss) ..........     (10)             (58)
                                                         -----            -----
Total other comprehensive income (loss) ..............      17               96

Comprehensive income (loss) ..........................   $ 724            $ 539
                                                         =====            =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                 For the Six Months ended June 30, 2002 and 2001
                             (Amounts in thousands)

                                                                                                               (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                        2002                2001
                                                                                                        ----                ----
                                                                                                          (Amounts in thousands)
Operating Activities
Net income .............................................................................             $    707              $    443

Adjustments to reconcile net income to net cash
  provided by operating activities
         Provision for loan losses .....................................................                  291                   206
         Depreciation ..................................................................                   97                   108
         Director fees .................................................................                   30                    29
         Deferred tax asset ............................................................                  (72)                  (84)
         Increase in other assets ......................................................                 (109)                  266
         (Decrease) in accrued expenses and other liabilities ..........................                 (308)                 (146)
                                                                                                     --------              --------

Net cash provided by operating activities ..............................................                  636                   822


Investing Activities
         Purchase of securities available for sale .....................................              (10,000)               (4,000)
         Purchase of restricted FHLB stock .............................................                    0                  (337)
         Proceeds from call of available for sale securities ...........................                4,000                 6,000
         Origination of loans, net of principal collected ..............................              (12,545)              (21,982)
         Purchase of premises and equipment ............................................                  (45)                  (30)
                                                                                                     --------              --------

Net cash used in investing activities ..................................................              (18,590)              (20,349)

Financing Activities
         Net increase in deposits ......................................................               21,855                   754
         Net increase in retail repurchase agreements ..................................                2,029                 2,502
         Proceeds from other borrowings ................................................                  285                10,000
                                                                                                     --------              --------

Net cash provided by financing activities ..............................................               24,169                13,256

Net increase (decrease) in cash and cash equivalents ...................................                6,215                (6,271)

Cash and cash equivalents, beginning ...................................................                6,439                10,897

Cash and cash equivalents, ending ......................................................               12,654                 4,626

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statement of Changes in Shareholders' Equity
         Year-ended December 31, 2001 and Six Months Ended June 30, 2002
                                   (Unaudited)

                                                                                                     ACCUMULATED
                                              SHARES OF                           ACCUMULATED           OTHER              TOTAL
                                               COMMON            PAID-IN           EARNINGS         COMPREHENSIVE      STOCKHOLDERS'
                                               STOCK             CAPITAL          (DEFICIT)         INCOME/(LOSS)         EQUITY
                                               -----             -------          ---------         -------------         ------
Balance at
December 31, 2000 ..................            917,180        $11,096,989        $   795,941        $    (2,986)        $11,889,944

Exercised
stock options

Net income .........................                                                  905,845

Net change in
unrealized gain on
available for sale
securities, net of tax .............                                                                     113,174

Comprehensive income ...............                                                                                       1,019,009
                                            -----------        -----------        -----------        -----------         -----------
Balance at
December 31, 2001 ..................            917,780        $11,096,989        $ 1,701,776        $   110,188         $12,908,953


                                              SHARES OF                           ACCUMULATED           OTHER              TOTAL
                                               COMMON            PAID-IN           EARNINGS         COMPREHENSIVE      STOCKHOLDERS'
                                               STOCK             CAPITAL          (DEFICIT)         INCOME/(LOSS)         EQUITY
                                               -----             -------          ---------         -------------         ------
Balance at
December 31, 2001 ...................          917,780        $11,096,989         $ 1,701,776        $   110,188         $12,908,953
Exercised
stock options .......................            3,000             48,000                                                     48,000
Net income ..........................                                                707,127

Net change in
unrealized gain on
available for sale
securities, net of tax ..............                                                                     16,904

Comprehensive income ................                                                                                        724,031
                                           -----------        -----------         -----------        -----------         -----------
Balance at
June 30, 2002 .......................          920,780        $11,144,989         $ 2,408,903        $   127,092         $13,680,984

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the financial statements and notes thereto for the Corporation's fiscal year ended December 31, 2001, contained in the Corporation's annual report on Form 10-KSB.

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                                 Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS: SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2001.

Net Income

For the first six months of 2002, First South Bancorp, Inc. earned a net profit of $707,000, compared to $443,000 for the same period in 2001, an increase of $264,000, or 60%. Basic earnings per share were $.77 in the 2002 period, compared to $.48 for the 2001 period. The improvement in net income for the period can be largely attributed to one income component, net interest income. Net interest income increased $504,000, or 22%. Though less significant in relative terms, a portion of the 2002 increase in net income resulted from a $58,000 reduction in net noninterest expense compared to the same period in 2001.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the period were .87 % and 10.71 %, respectively.

Table One                  Selected Earnings Ratios
                     at or for the Six Months Ending June 30

                                                         2002           2001
                                                         ----           ----
Return on Average Assets .......................         .87%           .75%
Return on Average Equity .......................       10.71%          7.31%
Dividend Payout Ratio ..........................         N/A             N/A
Average Stockholders Equity
as a Percentage of Average Assets ..............        8.15%          10.28%

The changes in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first six months of 2002 increased over that of the same period in 2001 by $504,000, or 22%. As in most, if not all, instances of comparing the net interest income performance between two different time periods, a number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first six months of 2002.

Though growth in earning assets of $43.8 million, or 38.9 %, was certainly a significant factor in the improvement in net interest income, the change in the earning assets mix also contributed to the improvement. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 81.5 % in 2001 to 85.8 % in 2002. The positive effect on the earning assets yield of the growth in earning assets and the change in the earning assets mix was diminished, however, by declining interest rates. The negative effect on the earning assets yield of the 475 basis points decline in the prime rate during 2001 is clearly evident in the 267 basis points reduction in the 2002 loan yield compared to 2001.

For the first six months of 2002, the cost of funds averaged 3.24 %, a reduction of 225 basis points from the average cost of funds rate of 5.49% in 2001. Though there was only a 19 basis points disparity between the 2001 to 2002 period reductions in the earning assets yield and cost of funds rate, the disparity was amplified by a volume differential between interest-bearing assets and liabilities. Interest sensitive assets exceeded interest sensitive liabilities by $19.3 million. The net effect of 19 basis points repricing disparity and volume differential are most evident in the decline in the net interest margin of 48 basis points.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2002 and 2001.

Table Two        Net interest Income and Average Balance Analysis
                        for the Six Months Ended June 30
                                  2002 and 2001
                             (Amounts in thousands)

                                                                                                 Interest                Average
Interest-Earning Assets (000)                           Average         Balance              Income/Expense            Yield / Cost
                                                          2002            2001             2002           2001       2002       2001
                                                          ----            ----             ----           ----       ----       ----

Int. Bearing Due From Banks ..................      $   9,592            5,461               79            129      1.66%      4.76%
Investments ..................................         12,703            5,404              352            490      5.59%      6.36%
Loans ........................................        134,308           91,891            4,533          4,318      6.81%      9.48%
                                                    ---------        ---------        ---------      ---------      ----       ----
Total Interest Earning Assets ................      $ 156,603        $ 112,756        $   4,964      $   4,937      6.39%      8.83%

Noninterest-Earning Assets
Cash & Due From Banks ........................      $   2,760            2,154
Loan Loss Reserve ............................         (1,484)          (1,120)
Investments: Fair value ......................            132               62
Premises & Equipment .........................          2,835            2,858
Interest Receivable & Other ..................          2,352            2,347
Total Noninterest-Earning Assets .............      $   6,595        $   6,301
                                                    ---------        ---------

TOTAL ASSETS .................................      $ 163,198        $ 119,057
                                                    =========        =========

Interest-Bearing Liabilities
NOW Accounts .................................      $  29,658           24,656        $     354            526      2.41%      4.30%
Money Market & Savings .......................          2,833            2,656               18             41      1.28%      3.11%
Time Deposits & IRA's ........................         88,782           61,071            1,574          1,906      3.58%      6.29%
Fed Funds Purchased & Repos ..................          5,681            3,459               35             63      1.24%      3.67%
Other borrowed funds .........................         10,033            6,630              224            144      4.50%      4.38%
Demand Notes Issued to Treasury ..............            258              193                2              4      1.56%      4.18%
                                                    ---------        ---------        ---------      ---------      ----       ----
Total Interest-Bearing Liabilities ...........      $ 137,245        $  98,665        $   2,207      $   2,684      3.24%      5.49%

Noninterest-Bearing Liabilities
Demand Deposits ..............................      $  11,510            6,965
Interest Payable .............................            673              848
Other Liabilities ............................            462              344
                                                    ---------        ---------
Total Non Int-Bearing Liabilities ............      $  12,645        $   8,157

Stockholders' Equity .........................      $  13,308        $  12,235
                                                    ---------        ---------

Total Liabilities & Equity ...................      $ 163,198        $ 119,057
                                                    =========        =========
Net Interest Income ..........................                                        $   2,757      $   2,253

   Net Yield on Earning Assets ...............                                                                      3.55%      4.03%
   Interest Rate Spread ......................                                                                      3.15%      3.34%

Non-Interest Income

Total non-interest income increased for the first six months of 2002 by $277,000 from the $187,000 amount in 2001. Though service charges on deposit accounts, increased by $11,000, or 10%, the most notable increase in noninterest income occurred in the commissions and fees category. Commissions and fees increased by $262,000 as a result of income derived from the brokering of loans, a service initiated this year. Table Three provides a six month 2002 to 2001 performance comparative of categories of non-interest income.

Table Three            Summary of Total Noninterest Income
                        for the Six Months Ended June 30
                                  2002 and 2001
                             (Amounts in thousands)

                                                            2002            2001
                                                            ----            ----
Service Charges ................................            $117            $106
Commissions & Fees .............................             317              55
Other Noninterest Income .......................              30              26
                                                            ----            ----
Total ..........................................            $464            $187

Non-Interest Expense

Non-interest expense for the first six months of 2002 increased by $219,000, or 14 %, over the first six months total in 2001 of $1,581,000. While some of the operational expense increase experienced in 2002 can be attributed to increases from vendors with which the bank contracts third-party services, the most significant increase was experienced in personnel expenses. Salaries and benefits expense increased $170,000, or 78% of the total $219,000 increase.

Table Four provides a six month 2002 to 2001 performance comparative of various categories of non-interest expense.

Table Four                For the Six Months Ended June 30
                                  2002 and 2001
                             (Amounts in thousands)

                                                            2002            2001
                                                            ----            ----
Salaries & Employee Benefits ...................          $1,142          $  972
Occupancy & Equipment ..........................             250             249
Other ..........................................             408             360
                                                          ------          ------
Total ..........................................          $1,800          $1,581

Income Taxes
Through June 30, 2002, $72,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. The non-deductibility for federal income tax purposes of the $291,000 year-to-date charge to earnings as a provision for potential future loan losses relative to historical loan losses continues to increase the amount carried as a tax deferred benefit.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2002, $4,000,000 in government agency securities with a weighted rate of 4.81% matured or were called. During this same period, $10,000,000 in government agency securities with a weighted average rate of 4.43% were purchased. A total of $10,000,000 (par) of investment securities were pledged on 06/30/02.

Table Five                Analysis of Investment Securities
                             (Amounts in thousands)

June 30, 2002                                                        Available for Sale                  Held for Investment
                                                                     ------------------                  -------------------
                                                                Amortized               Fair            Amortized             Fair
                                                                  Cost                 Value               Cost              Value
                                                                  ----                 -----               ----              -----

Due in one year or less ............................             $     0             $     0             $     0             $     0
Due from one to five years .........................              13,000              13,198                 500                 528
Due from five to ten years .........................               1,000               1,007                   0                   0
Due After ten years ................................                 123                 123                 850                 936
                                                                 =======             =======             =======             =======
                                                                  14,123              14,328               1,350               1,464


December 31, 2001                                                    Available for Sale                  Held for Investment
                                                                     ------------------                  -------------------
                                                                Amortized               Fair            Amortized             Fair
                                                                  Cost                 Value               Cost              Value
                                                                  ----                 -----               ----              -----

Due in one year or less ............................              $3,000              $3,011              $    0              $    0
Due from one to five years .........................               4,000               4,138                 500                 531
Due from five to ten years .........................               1,000               1,034                   0                   0
Due After ten years ................................                 123                 119                 850                 912
                                                                  ======              ======              ======              ======
                                                                  $8,123              $8,302              $1,350              $1,443

Loan portfolio

From June 30, 2001 to June 30, 2002, loans increased by $33.8 million, or 32.3%. As is shown in Table Six, however, loans secured by real estate continued to comprise a substantial percentage of the total loan portfolio, 71.3% versus 71.8% in 2001. The bank's loan portfolio on June 30, 2002, as shown in Table Seven continued to be comprised of a significant percentage, 91.4%, of variable rate loans as compared to 86.3% at June 30, 2001.

Table Six                       Analysis of Loans
                                June 30 Balances
                             (Amounts in thousands)

                                                                             2002                             2001
                                                                             ----                             ----
Real Estate:
   Construction / Land Development .............................           $14,092             10.2%         $11,603           11.1%
   1-4 Family Residential Properties ...........................            26,507             19.1%          21,318           20.3%
   Multifamily Residential Properties ..........................             1,246               .9%           1,688            1.6%
   Nonfarm Nonresidential Properties ...........................            55,808             40.3%          40,319           38.5%
   Other Real Estate Loans .....................................             1,167               .8%             301             .3%
Commercial & Industrial ........................................            38,960             28.1%          29,255           27.9%
Consumer .......................................................               831               .6%             295             .3%
                                                                          ========                          ========
TOTAL ..........................................................          $138,611            100.0%        $104,779          100.0%

Table Seven          Analysis of Loan Maturities and Repricing Frequency
                               as of June 30, 2002
                             (Amounts in thousands)

                                                        Within     > 3 Months     > 1 Year     > 3 Years      Over
                                                       3 Months    12 Months       3 Years       5 Years      5 Years       Total
                                                       --------    ---------       -------      --------      -------       -----
Variable Rate Loans ...........................      $126,670                                                              $126,670*

Fixed Rate Loans ..............................      $  1,903         1,654          1,756         1,892         4,520     $ 11,725
                                                     --------      --------       --------      --------      --------     --------

Total Loans ...................................      $128,573         1,654          1,756         1,892         4,520     $138,395

*Excludes nonaccrual loan amount


The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending June 30, 2002 and 2001, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                        for the Six Months Ended June 30

                                                     2002                 2001
                                                     ----                 ----
Balance at Beginning of Year .............       $ 1,450,000        $ 1,055,000
Provision Charged to Operations ..........           290,580            206,023
Loans Charged-off ........................          (190,616)            (1,720)
Loan Recoveries ..........................                36                697
                                                 -----------        -----------
Balance At End Of Period .................       $ 1,550,000        $ 1,260,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2002, the cumulative one-year gap for the Bank was a positive or asset sensitive $18.7 million. At June 30, 2002, the cumulative five-year gap for the Bank was a positive $27.2 million or 15.9 % of total assets. The positive gap is largely attributable to the extent to which management prefers to make loans on a variable rate basis. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits that were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2002.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of June 30, 2002
                             (Amounts in thousands)

                                                               One Year         Over One Year            Over
                                                               or Less          Five Years             Five Years           Total
                                                               -------          ----------             ----------           -----
Interest Earning Assets
Due From Banks ...................................            $ 10,000            $      0            $      0            $ 10,000
Investment Securities ............................                   0              13,500               1,973              15,473
FHLB Stock .......................................                 600                   0                   0                 600
Loans** ..........................................             130,227               3,648               4,520             138,395**
                                                              ========            ========            ========            ========
Total ............................................            $140,827            $ 17,148            $  6,493            $164,468

** Excludes $216 in loans on nonaccrual status.

Interest-Bearing Liabilities
NOW Accounts ........................................         $ 31,585            $      0            $      0            $ 31,585
Savings & MMIA ......................................            3,145                   0                   0               3,145
Time Deposits:$100m & > .............................           15,599                 731                   0              16,330
Time Deposits: < $100m ..............................           64,273               7,907                   0              72,180
Repurchase Agreements ...............................            7,238                   0                   0               7,238
Other Borrowed Funds ................................              326                   0              10,000              10,326
                                                              ========            ========            ========            ========
Total ...............................................         $122,166            $  8,638             $10,000            $140,804

Period  Gap .........................................           18,661               8,510              (3,507)             23,664

Cumulative Gap ......................................           18,661              27,171              23,664

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities .....................           115.3%              198.5%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ....................           115.3%              120.8%



                                  3 Months     Over 3 Months  Over One
Time Deposits                      & Less      to 12 Months      Year     Total
-------------                      ------      ------------      ----     -----
 $100,000 and Greater .......      $ 5,006      $10,593      $   731     $16,330

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base. At June 30, 2002, core deposits equaled approximately 65% of total assets. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial loans. The bank also has $5.5 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

Tier 1 and Tier 2 capital of the bank increased $1,458,000 between June 30, 2002 and 2001, and $807,000 from December 31, 2001 to June 30, 2002. These increases resulted from the earnings retained during these periods.

The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The Bank's June 30, 2002 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                            To be well capitalized
                                                                                       For capital          under prompt corrective
As of June 30, 2002                                          Actual                adequacy purposes           action provisions
                                                             ------                -----------------           -----------------
                                                                                         Minimum                    Minimum
                                                                                         -------                    -------
                                                    Amount            Ratio       Amount         Ratio       Amount           Ratio
                                                    ------            -----       ------         -----       ------           -----
Total Capital (to risk
weighted assets) .........................         $15,056           10.78%      $11,169          8.0%       $13,961          10.0%

Tier 1 Capital (to risk
weighted assets) .........................         $13,506            9.67%      $ 5,584          4.0%       $ 8,377           6.0%

Tier 1 Capital (to
average assets) (leverage) ...............         $13,506            7.93%      $ 6,813          4.0%       $ 8,516           5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2001.

Net income for the second quarter of 2002 increased by $167,000, or 82%, over the same period in 2001. Noninterest expense was $885,000 during the second quarter 2002 period and exceeded noninterest expense for the same period in 2001 by $97,000. Noninterest income of $154,000 was $53,000 more than that in 2001. Net interest income in the three months ended June 30, 2002 was $379,000 greater that net interest income for the same period of 2001. Net interest income improved primarily due to growth of earning assets, actual and relative to the growth in interest-bearing liabilities. Noninterest income and expense increased due primarily to initiating a loan brokerage service in 2002.

                                 Second Quarter
                             (Amounts in thousands)

Average Balances                            2002          2001         Increase
                                            ----          ----         --------

Earning assets ......................     $163,703      $118,835      $ 44,868
Earning assets yield ($) ............     $  2,613      $  2,483      $    130
Earning assets yield (%) ............         6.40%         8.38%        (1.98%)
Interest-bearing liabilities ........     $142,198      $103,780      $ 38,418
Cost of funds ($) ...................     $  1,080      $  1,329      $   (249)
Cost of funds (%) ...................         3.05%         5.13%        (2.08%)
Interest Spread ($) .................     $  1,533      $  1,154      $    379
Interest Spread (%) .................         3.35%         3.25%          .10%

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         On May 6, 2002, Lisa Lesavoy, as successor trustee, filed a complaint in the United States District Court for the District of South Carolina against the Corporation and an employee of the Corporation's subsidiary as well as against eight other entities and individuals. The complaint alleges that one of the individual defendants (not the employee) was the plaintiff's predecessor trustee and breached various duties to the two trusts in question all to the financial detriment of the trusts. The compliant further alleges that the Corporation and the employee by lending to and arranging credit transactions for the trusts, together with the other defendants, aided and abetted the prior trustee's breaches and violated the Racketeer Influenced and Corrupt Organizations Act. The complain seeks monetary damages in an amount to be proven at trial and punitive and treble damages and attorneys' fees. The Corporation plans to vigorously defend the action and is presently unable to reliably estimate the amount of any loss it may suffer as a result of the litigation.


Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Corporation held its annual meeting of shareholders on May 15, 2002.

     (b)  The  following  persons were elected as directors of the  Corporation,
          each  to  serve  a  three-year   term  until  the  Annual  Meeting  of
          Shareholders in 2005.

Name                                                         Shares Voted
----                                                         ------------
                                                         FOR            WITHHOLD
                                                         ---            --------

Richard H. Brooks ..........................           559,616            900
Herman E. Ratchford ........................           559,616            900
David G. White .............................           559,616            900


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits included with this report:  None

(b)      Reports on Form 8-K :  None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   First South Bancorp, Inc.

                                    s/Barry L. Slider
August 13, 2002                    ---------------------------------------------
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