Form 10QSB
period 2002-09-30
FIRST SOUTH BANCORP INC
filed 2002-11-13
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


       SOUTH CAROLINA                                    57-1086258
       --------------                                    ----------
(State or Other Jurisdiction of             (IRS Employer Identification number)
 Incorporation or Organization)
                               1450 Reidville Road
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 920,780 shares outstanding on November 8, 2002.

Transitional Small Business Disclosure Format (Check One)   YES [ ]  NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

 Item 1.  Financial Statements

          Balance Sheet .................................................      3

          Statement of Operations .......................................      4

          Statement of Comprehensive Income .............................      5

          Statement of Cash Flows .......................................      6

          Statement of Changes in Shareholder Equity ....................      7

          Notes to Unaudited Statements .................................      8


 Item 2.  Management's Discussion and Analysis ..........................   9-18

 Item 3.  Controls and Procedures .......................................     18

Part II -         OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K ..............................     19


SIGNATURES ..............................................................     20

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                 (Unaudited)          (Unaudited)
                                                                                  Sept. 30,             Sept. 30,          Dec. 31,
                                                                                     2002                2001               2001
                                                                                     ----                ----               ----
Assets
Cash & due from banks ..................................................          $   3,453           $   2,203           $   3,039
Due from banks - interest bearing ......................................              9,800               3,800               3,400
Investment securities:
         Securities held to maturity ...................................              1,351               1,950               1,350
         Securities available for sale .................................             12,917              11,370               8,901

Loans ..................................................................            145,854             111,137             126,166
         Less allowance for loan losses ................................             (1,620)             (1,340)             (1,450)
                                                                                  ---------           ---------           ---------
Loans - net ............................................................            144,234             109,797             124,716
Property & equipment, net ..............................................              2,788               2,803               2,876
Other assets ...........................................................              2,737               2,552               2,328
                                                                                  ---------           ---------           ---------
                  Total assets .........................................          $ 177,280           $ 134,475           $ 146,610

Liabilities
Deposits: Noninterest-bearing ..........................................          $  13,397           $   8,823           $   9,731
             Interest-bearing ..........................................            134,008              93,968             107,552
                                                                                  ---------           ---------           ---------
                  Total deposits .......................................            147,405             102,791             117,283

Securities sold under repurchase agreements ............................              4,246               5,483               5,209
Other borrowed funds ...................................................             10,000              12,000              10,000
Demand notes issued to the U.S. Treasury ...............................                451                 467                  41
Other liabilities ......................................................              1,079               1,020               1,168
                                                                                  ---------           ---------           ---------
                  Total liabilities ....................................            163,181             121,761             133,701

Shareholders' equity
Common stock - no par value; 20,000,000 authorized, ....................              4,604               4,589               4,589
Outstanding 920,780, 917,780, 917,180, respectively
Additional paid-in capital .............................................              6,541               6,508               6,508
Undivided profits / (loss) .............................................              2,834               1,464               1,702
Accumulated other comprehensive income/(loss) ..........................                120                 153                 110
                                                                                  ---------           ---------           ---------
                  Total shareholders' equity ...........................             14,099              12,714              12,909

         Total liabilities and shareholders' equity ....................          $ 177,280           $ 134,475           $ 146,610

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                             Statement of Operations


                                                                                                 (Unaudited)
                                                                                          Period ended September 30,
                                                                                          --------------------------
                                                                                Three Months                     Nine Months
                                                                                ------------                     -----------
                                                                            2002            2001             2002            2001
                                                                            ----            ----             ----            ----
                                                                                    (amounts in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 2,375          $ 2,119          $ 6,908          $ 6,437
         Investment securities .................................             210              233              562              723
         Federal funds sold ....................................               0                0                0                1
         Other investments .....................................              35               26              113              153
                                                                         -------          -------          -------          -------
         Total interest income .................................           2,620            2,378            7,583            7,314

Interest expense
         Deposits and borrowings ...............................           1,072            1,269            3,278            3,952

Net interest income ............................................           1,548            1,109            4,305            3,362
         Provision for loan losses .............................            (152)            (105)            (442)            (311)
Net interest income after provision ............................           1,396            1,004            3,863            3,051

Other income
         Service charges on deposit accounts ...................              60               71              178              177
         Other income ..........................................             156               44              502              126
                                                                         -------          -------          -------          -------
         Total noninterest income ..............................             216              115              680              303

Other expenses
         Salaries and benefits .................................             607              475            1,749            1,447
         Occupancy and equipment ...............................             117              122              366              371
         Other expense .........................................             251              187              660              547
                                                                         -------          -------          -------          -------
         Total other expense ...................................             975              784            2,775            2,365

Income before income taxes .....................................             637              335            1,768              989
         Provision for income taxes ............................             212              110              636              321
                                                                         -------          -------          -------          -------
Net income .....................................................         $   425          $   225          $ 1,132          $   668

Basic per share earnings .......................................         $   .46          $   .24          $  1.23          $   .73

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                        Statement of Comprehensive Income
                             (amounts in thousands)

                                                               (Unaudited)
                                                  Nine Months Ended September 30
                                                        2002               2001
                                                        ----               ----


Net Income .........................................  $ 1,132           $   668

Other comprehensive income (loss):
Change in unrealized holding gains &
    losses on available for sale securities ........       16               250

Income tax (expense) benefit on other
                comprehensive income (loss) ........       (6)              (94)
                                                      -------           -------
Total other comprehensive income (loss) ............       10               156

Comprehensive income ...............................    1,142               824
                                                      =======           =======

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                             Statement of Cash Flows
              For the Nine Months ended September 30, 2002 and 2001


                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                          2002               2001
                                                                                                          ----               ----
                                                                                                           (amounts in thousands)
Operating Activities
Net income .................................................................................           $  1,132            $    668

Adjustments to reconcile net income to net cash
                    provided by operating activities
         Provision for loan losses .........................................................                442                 311
         Depreciation ......................................................................                144                 158
         Director fees .....................................................................                 44                  43
         Deferred tax asset ................................................................               (124)               (126)
         (Increase) decrease in other assets ...............................................               (255)                 19
         Increase (decrease) in accrued expenses and other liabilities .....................               (321)               (265)

Net cash provided by operating activities ..................................................              1,062                 808


Investing Activities
         Purchase of securities available for sale .........................................            (10,000)             (8,000)
         Purchase of restricted FHLB stock .................................................                  0                (436)
         Proceeds from call of available for sale securities ...............................              3,000               9,000
         Proceeds from maturities of held to maturity securities ...........................              3,000               3,000
         Origination of loans, net of principal collected ..................................            (19,688)            (28,340)
         Purchase of premises and equipment ................................................                (76)                (61)

Net cash used in investing activities ......................................................            (23,764)            (24,837)

Financing Activities
         Net increase in deposits ..........................................................             30,070               4,205
         Net increase (decrease) in retail repurchase agreements ...........................               (964)             (2,930)
         Proceeds/(Payment)  of other borrowings ...........................................                410              12,000
Net cash provided by financing activities ..................................................             29,516              19,135

Net increase (decrease) in cash and cash equivalents .......................................              6,814              (4,894)

Cash and cash equivalents, beginning .......................................................              6,439              10,897

Cash and cash equivalents, ending ..........................................................             13,253               6,003

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statement of Changes in Shareholders' Equity
                      Nine Months Ended September 30, 2002
                                   (Unaudited)

                                                                                                        ACCUMULATED
                                                                     ADDITIONAL                            OTHER           TOTAL
                                                     COMMON           PAID-IN        ACCUMULATED       COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK            CAPITAL          EARNINGS             INCOME         EQUITY
                                                     -----            -------          --------             ------         ------
Balance at
December 31, 2001 ........................         4,588,900         6,508,089         1,701,776           110,188        12,908,953

Exercised
stock options ............................            15,000            33,000                                                48,000

Net income ...............................                                             1,132,070

Net change in
unrealized gain on
available for sale
securities, net of tax ...................                                                                  10,140

Comprehensive income .....................                                                                                 1,142,210
                                                  ----------        ----------        ----------        ----------        ----------
Balance at
September 30, 2002 .......................         4,603,900         6,541,089         2,833,846           120,328        14,099,163

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2001, contained in the Corporation's Annual Report on Form 10-KSB.

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


RESULTS OF OPERATIONS: NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2001.

Net Income

For the first nine months of 2002, First South Bancorp, Inc. earned a net profit of approximately $1,132,000, or $ 1.23 per share, compared to approximately $668,000, or $ .73 per share, for the same period in 2001. This 69 % increase in net income occurred despite (i) a $33,000 increase in net non-interest expense from $2,062,000 to $ 2,095,000, (ii) a $131,000 increase in the provision for loan losses related to loan growth from $311,000 to $442,000, and (iii) an increase in the effective tax rate from 32.5% to 36.0%. The increase in net income resulted exclusively from the $943,000 increase in net interest income, from $3,362,000 to $4,305,000.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA for the period increased by eighteen basis points, or 24.6%, and ROAE increased by 397 basis points, or 55 %.

Table One                  Selected Earnings Ratios
                 for the Nine Month Periods Ending September 30

                                                     2002              2001
                                                     ----              ----
Return on Average Assets                               .91%             .73%

Return on Average Equity                             11.19%            7.22%

Average Stockholders' Equity
as a Percentage of Average Assets                     8.10%           10.07%

The changes in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first nine months of 2002 increased over that of the same period in 2001 by $943 thousand, or 28.0%. As in most, if not all, instances of comparing the net interest income performance between two different time periods, a number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first nine months of 2002.

Though growth in earning assets of $ 43.8 million, or 37.6 %, was certainly a major factor in the growth of interest income, the change in the earning assets mix was equally important to increasing interest income. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 83.0 % in 2001 to 85.8 % in 2002. However, the full positive effect of this change in the earning assets mix was significantly offset by the reduced average loan yield in 2002, as compared to that of 2001.Compared to the same period last year, the average yield on loans declined by 2.17 %. The net effect of the increase in average loans outstanding and the decline in the yield on loans was an increase in the dollar yield on loans of $471 thousand, or 7.3 %.

Also contributing significantly to the increase in net interest income was the $4.9 million growth in average non-interest-bearing deposits. Growth in this category of deposits served as an alternative, and less expensive, funding source to that of funding earning assets with interest-bearing liabilities. Increased earnings for the first nine months of 2002, compared to those for the same period in 2001, can be largely attributed to balance changes, both growth and mix. This is most evident when the decline from 2001 in the earning assets yield, 2.07 %, is compared to an almost exact decline in the average cost of funds rate, 2.06 %.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2002 and 2001.

Table Two       Net interest Income and Average Balance Analysis
              for the Nine Months Ended September 30, 2002 and 2001
                             (Amounts in thousands)

                                                                                                  Interest               Average
Interest-Earning Assets (000)                                  Average       Balance           Income/Expense          Yield/Cost

                                                                 2002          2001          2002         2001        2002      2001
                                                                 ----          ----          ----         ----        ----      ----
Interest-bearing
Due from Bank Accounts ...................................    $   9,080        4,590     $     113          155       1.66%    4.51%
Investments ..............................................       13,769       15,165           562          722       5.44%    6.37%
Loans ....................................................      137,510       96,755         6,908        6,437       6.72%    8.89%
                                                              ---------    ---------     ---------      -------       ----     ----
Total Interest Earning Assets ............................    $ 160,359      116,510     $   7,583        7,314       6.32%    8.39%


Noninterest-Earning Assets
Cash & Due From Banks ....................................    $   2,817        2,149
Loan Loss Reserve ........................................       (1,517)      (1,181)
Investments: Fair value ..................................          156           92
Premises & Equipment .....................................        2,823        2,844
Interest Receivable & Other ..............................        2,424        2,309
                                                              ---------      -------
Total Noninterest-Earning Assets .........................    $   6,706        6,213

TOTAL ASSETS .............................................    $ 167,062      122,723
                                                              =========      =======
Interest-Bearing Liabilities
NOW Accounts .............................................    $  30,606       23,726     $     552          706       2.41%    3.98%
Money Market & Savings ...................................        4,789        2,785            62           57       1.73%    2.74%
Time Deposits & IRAs .....................................       88,601       63,071         2,271        2,823       3.43%    5.98%
Fed Funds Purchased & Repos ..............................        5,734        4,086            52          100       1.21%    3.27%
Other borrowed funds .....................................       10,022        7,853           338          260       4.51%    4.42%
Demand Notes Issued to Treasury ..........................          260          211             3            6       1.54%    3.80%
                                                              ---------      -------     ---------      -------       ----     ----
Total Interest-Bearing Liabilities .......................    $ 140,012      101,732     $   3,278        3,952       3.13%    5.19%

Noninterest-Bearing Liabilities
Demand Deposits ..........................................    $  12,426        7,508
Interest Payable .........................................          636          823
Other Liabilities ........................................          466          299
                                                              ---------      -------
Total Noninterest-bearing Liabilities ....................    $  13,528        8,630

Stockholders' Equity .....................................    $  13,522       12,361

Total Liabilities &
Stockholder's Equity .....................................    $ 167,062      122,723
                                                              =========      =======
Net Interest Income ......................................                               $   4,305      $ 3,362

                  Net Yield on Earning Assets ............                                                            3.59%    3.86%
                  Interest Rate Spread ...................                                                            3.19%    3.20%

Non-Interest Income

Non-interest income for the first nine months of 2002 increased by $ 377,000, or
124.4 %, from the 2001 amount of $ 303,000. The largest increase in any one category of non-interest income was the $ 370,000 increase in commissions and fees. The increase in commissions and fees accounted for 98.1 % of the total increase in non-interest income.. Table Three provides a nine month 2002 to 2001 performance comparison of categories of non-interest income.

Table Three

                       Summary of Total Noninterest Income
                     for the Nine Months Ended September 30
                                  2002 and 2001
                             (Amounts in thousands)

                                                             2002           2001
                                                             ----           ----
Service Charges ..................................           $178           $177
Commissions & Fees ...............................            457             87
Other Non-interest Income ........................             45             39
                                                             ----           ----
Total ............................................           $680           $303

Non-Interest Expense

Non-interest expense for the first nine months of 2002 increased by $410,000, or
17.3 %, over the first nine months of 2001 of $2,365,000. While some of the operational expense increase experienced in 2002 resulted from the growth the bank experienced, a significant portion, 29 %, of the total increase in non-interest expense can be attributed to the fact that the new area of operations which generated the increase in commissions and fees income in 2002 resulted in increased compensation in the form of commissions paid.

Table Four provides a nine month 2002 to 2001 performance comparison of various categories of non-interest expense.

Table Four           For the Nine Months Ended September 30
                                  2002 and 2001
                             (Amounts in thousands)

                                                           2002             2001
                                                           ----             ----
Salaries & Employee Benefits ...................          $1,749          $1,447
Occupancy & Equipment ..........................             366             371
Other ..........................................             660             547
                                                          ------          ------
Total ..........................................          $2,775          $2,365

Income Taxes

Through September 30, 2002, $124,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. Though deductible for state income tax purposes, the non-deductibility for federal income tax purposes of the $442,430 year-to-date charge to earnings as a provision for potential future loan losses created an income tax benefit.

CHANGES IN FINANCIAL POSITION

Investment portfolio

While a comparison of the corporation's investment portfolio totals at September 30, 2002 and 2001, would seem to indicate that during this twelve month period there was little activity in this area of the corporation's balance sheet, this was not the case. $9 million of government agency issues with call dates during this twelve month period were called - $6 million in the fourth quarter of 2001 and $3 million in the first nine months of 2002. The investments purchased as replacements for the called issues resulted in a decline in the portfolio's average yield of just under 100 basis points.

     Table Five demonstrates the balance/maturity changes which occurred from September 30, 2001 to September 30, 2002.

Table Five              Analysis of Investment Securities
                             (Amounts in thousands)

September 30, 2002                      Available for Sale   Held for Investment
                                        ------------------   -------------------
                                       Amortized     Fair     Amortized    Fair
                                         Cost        Value      Cost      Value
                                         ----        -----      ----      -----
Due in one year or less ............    $     0    $     0    $     0    $     0
Due from one to five years .........     12,000     12,189        500        526
Due from five to ten years .........          0          0          0          0
Due After ten years ................        123        128        851        989
                                        =======    =======    =======    =======
                                        $12,123    $12,317    $ 1,351    $ 1,515

September 30, 2001                      Available for Sale   Held for Investment
                                        ------------------   -------------------
                                       Amortized     Fair     Amortized    Fair
                                         Cost        Value      Cost      Value
                                         ----        -----      ----      -----
Due in one year or less ............    $ 3,000    $ 3,031    $     0    $     0
Due from one to five years .........      3,000      3,065        500        534
Due from five to ten years .........      3,000      3,140          0          0
Due After ten years ................      2,123      2,134        850        896
                                        =======    =======    =======    =======
                                        $11,123    $11,370    $ 1,350    $ 1,430
Excludes $600 FHLB stock

Loan portfolio

From September 30, 2001 to September 30, 2002, loans increased by $34.7 million, or 31.2 %. As is shown in Table Six, however, the composition of the loan portfolio on a percentage of the total basis remained relatively stable. The greatest percentage change took place in the category of commercial and industrial loans. The increase in this category of loans accounted for one-third of the total amount of increase.

As shown in Table Seven, variable rate loans continue to comprise a substantial percentage (90.7%) of total loans. This percentage is up from the September 30, 2002, percentage of 85.5%.

On September 30, 2002, there were two loans on non-accrual status which totaled $225 thousand. There was one loan in the amount of $765 thousand past due over 90 days.

Table Six                      Analysis of Loans
                              September 30 Balances
                             (Amounts in thousands)

                                                   2002               2001
                                                   ----               ----
Real Estate:
   Construction / Land Development .....   $ 15,339    10.5%   $ 12,652    11.4%
   1-4 Family Residential Properties ...     29,395    20.2%     23,718    21.3%
   Multifamily Residential Properties ..        967      .7%      1,185     1.1%
   Nonfarm Nonresidential Properties ...     56,632    38.8%     43,332    39.0%
   Other Real Estate Loans .............      1,798     1.2%        300      .3%
Commercial & Industrial ................     40,904    28.1%     29,401    26.4%
Consumer ...............................        769      .5%        528      .5%
Other ..................................         50    <.01%         50    <.01%
                                           ========            ========
TOTAL ..................................   $145,854   100.0%   $111,166   100.0%

Table Seven    Analysis of Loan Maturities and Repricing Frequency
                            as of September 30, 2002
                             (Amounts in thousands)

                                              Within        > 3 Months     > 1 Year        > 3 Years          Over
                                            3 Months        12  Months      3 Years          5 Years         5 Years         Total
                                            --------        ----------      --------        --------         --------        -----
Variable Rate Loans ...............        $132,133                                                                        $132,133*

Fixed Rate Loans ..................        $  1,412        $  4,075         $  1,764        $  3,010        $  3,235       $ 13,496

Total Loans .......................        $133,545        $  4,075         $  1,764        $  3,010        $  3,235       $145,629

o  Excludes nonaccrual loans of $225

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating to each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending September 30, 2002 and 2001, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                     for the Nine Months Ended September 30
                             (Amounts in thousands)

                                                          2002             2001
                                                          ----             ----
Balance at Beginning of Year .................         $ 1,450          $ 1,055
Provision Charged to Operations ..............             443              311
Loans Charged-off ............................            (290)             (27)
Loan Recoveries ..............................              17                1
Balance At End Of Period .....................         $ 1,620          $ 1,340

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap"analysis. The Bank's Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2002, the cumulative one-year gap for the Bank was a positive or asset sensitive $ 26.6 million. At September 30, 2002, the cumulative five-year gap for the Bank was a positive $20.8 million, or 11.7 % of total assets. These positive positions are the results of management's efforts to limit the risk of loss in earnings over the long run by extending loans with variable interest rates. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30, 2002.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                   Repricing Schedule as of September 30, 2002
                             (Amounts in thousands)

                                                                        One Year      Over One Year         Over
                                                                        or Less       To Five Years       Five Years        Total
                                                                        -------       -------------       ----------        -----
Interest Earning Assets
Int-Bearing Due From Banks ....................................         $  9,800         $      0         $      0          $  9,800
Investment Securities .........................................                0           12,500              974            13,474
FHLB Stock ....................................................              600                0                0               600
Loans** .......................................................          137,620            4,774            3,235           145,629
                                                                        ========         ========         ========          ========
Total .........................................................         $148,020         $ 17,274         $  4,209          $169,503

** Excludes $225 in loans on nonaccrual status

Interest-Bearing Liabilities
NOW Accounts ..................................................         $ 31,681         $      0         $      0          $ 31,681
Savings & MMIA ................................................           15,504                0                0            15,504
Time Deposits:$100m & > .......................................           16,583            1,408                0            17,991
Time Deposits: < $100m ........................................           62,096            6,735                0            68,831
Repurchase Agreements .........................................            4,246                0                0             4,246
Other Borrowings ..............................................              451                0           10,000            10,451
                                                                        ========         ========         ========          ========
Total .........................................................         $130,561         $  8,143         $ 10,000          $148,704

Period  Gap ...................................................         $ 17,459         $  9,131         $ (5,791)         $ 20,799

Cumulative Gap ................................................         $ 17,459         $ 26,590         $ 20,799

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities ...............................            113.4%           212.1%           (42.1%)

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..............................            113.4%           119.2%            114.0%

                                                             3 Months           Over 3 Months          Over One
Time Deposits                                                 & Less             to 12 Months             Year                Total
                                                              ------             ------------             ----                -----
$100,000 and Greater ...........................              $ 7,359              $ 9,224              $ 1,408              $17,991

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets, or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 73.1% of total assets at September 30, 2002. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $10 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The equity capital of the Corporation increased $ 1,385,000 between September 30, 2001 and 2002. An increase in retained earnings of $1,370,000 accounted for
98.9 % of this increase.

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

The Bank's September 30, 2002 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                             To be well capitalized
                                                                                       For capital           under prompt corrective
As of Sept. 30, 2002                                       Actual                   adequacy purposes          action provisions
                                                           ------                   -----------------          -----------------
                                                                                         Minimum                     Minimum
                                                                                         -------                     -------
                                                     Amount          Ratio       Amount          Ratio        Amount          Ratio
                                                     ------          -----       ------          -----        ------          -----
Total Capital (to risk
weighted assets) ..........................         $15,551          10.7%       $11,656          8.0%       $14,570          10.0%

Tier 1 Capital (to risk
weighted assets) ..........................         $13,931           9.6%       $ 5,828          4.0%       $ 8,742           6.0%

Tier 1 Capital (to
average assets) (leverage) ................         $13,931           8.0%       $ 6,984          4.0%       $ 8,730           5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2001.

Net income for the third quarter of 2002 increased $200,326, or 89.2 %, over the same period last year. Non-interest expenses increased $191,278, or 24.4 %, over last year, and the amount charged to earnings as a provision to the loan loss reserve increased $46,870, or 44.6 %. Serving as an offset to these expense increases were a $101,207 increase in non-interest income and a $439,279 increase in net interest income. The increase in net income for the third quarter can be almost exclusively attributed to the increase in net interest income for the period.

                                 Part 1 - Item 3

Controls and Procedures

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240/15d014(c) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)      No exhibits are included with this report.

         (b)      Reports on Form 8-K :    None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    First South Bancorp, Inc.

                                    s/Barry L. Slider
November 12, 2002                   --------------------------------------------
                                    Barry L. Slider, President and Chief
                                    Executive Officer


                                    s/V. Lewis Shuler
                                    --------------------------------------------
                                    V. Lewis Shuler, Executive Vice President
                                    (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Barry L. Slider, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First South Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            S/Barry L. Slider
Date:    November 12, 2002                  ------------------------------------
                                            Barry L. Slider
                                            President & Chief Executive Officer

                                 CERTIFICATIONS

I, V. Lewis Shuler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First South Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                s/V. Lewis Shuler
Date:    November 12, 2002                      --------------------------------
                                                V. Lewis Shuler
                                                Executive Vice President & Chief
                                                Financial Officer