Form 10KSB
period 2002-12-31
FIRST SOUTH BANCORP INC
filed 2003-03-31
CIK 1097631

_
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002                File Number 000-28037

                            FIRST SOUTH BANCORP, INC.
                 (Name of Small Business Issuer in its Charter)

       South Carolina                                  57-1086258
(State or Other Jurisdiction             (IRS Employer Identification Number)
 of Incorporation or Organization)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $11,067,931.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2003, was approximately $19,693,118. As of February 28, 2003, there were 920,780 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

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

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg and Richland Counties and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2002, the Bank employed 41 persons on a full time equivalent basis.

Competition

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 2002. At that time, in Spartanburg, 13 banks, savings and loans, and savings banks with 51 branch locations competed for aggregate deposits of approximately $1.853 billion. The Bank has a city-wide deposit market share of 5.4% and a market share rank of 6 out of the 13 competitors. The bank also has one branch in the city of Columbia, South Carolina where its deposit market share is less than 1%.

         Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. In the conduct of certain areas of its business, the Bank competes with commercial banks, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services and trust services, which the Bank does not provide. Moreover, most of these competitors have more numerous branch offices located throughout their market areas, a competitive advantage that the Bank does not have to the same degree.

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

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal

Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2002.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the subsidiary bank as well as by the Company to its shareholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover these obligations, during 2002, the FDIC assessed BIF-insured deposits and SAIF-insured deposits in a range of 1.82 to 1.70 basis points per $100 of deposits. Currently the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to examination by the FDIC and the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Item 3.  Legal Proceedings.

         On May 6, 2002, Lisa Lesavoy, as successor trustee, filed a complaint in the United States District Court for the District of South Carolina against the Corporation and an employee of the Corporation's subsidiary, as well as against eight other entities and individuals. The complaint alleges that one of the individual defendants (not the employee) was the plaintiff's predecessor trustee and breached various duties to the two trusts in question all to the financial detriment of the trusts. The complaint further alleges that the Corporation and the employee by lending to and arranging credit transactions for the trusts, together with the other defendants, aided and abetted the prior trustee's breaches and violated the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks monetary damages and attorneys' fees. The Corporation plans to vigorously defend the action and is presently unable to reliably estimate the amount of loss it may suffer as a result of the litigation.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System, nor are there any market makers known to management. During 2002, management was aware of a few transactions in which the Company's common stock traded in a range from $21.00 to $30.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 28, 2003, there were approximately 577 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. At present, the Company's only source of funds with which it could pay dividends is dividend payments from the Bank. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking.

         During 2002, directors of the Company, in lieu of receiving cash director's fees of $42,300, received 1,566 shares of the Company's stock which the Company purchased through brokers. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because they did not involve any public offering.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

Critical Accounting Policies

         The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements.

         Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from those judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

         The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section "Allowance for Loan Losses" for a detailed description of the Company's estimation and methodology related to the allowance for loan losses.

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2002, of $1,418,764, or $1.54 per share, compared to net income for the year ended December 31, 2001, of $905,835 or $0.99 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $5,854,703 for

2002, as compared to $4,533,314 for 2001. The Bank also had other operating income (principally service charges, fees and commissions) of $860,419 in 2002 and $431,246 in 2001. The Bank provided $674,830 and $445,853 to its allowance for loan losses in 2002 and 2001, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $3,826,266 in 2002, and $3,198,297 in 2001.

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

           For the year ended December 31, 2002, net interest income was $5,854,703. During the year ended December 31, 2001, net interest income was $4,533,314. The increase was primarily attributable to an increase in volume as average interest earning assets increased 36.3% and average interest bearing liabilities increased 36.4% from 2001 to 2002. The average yield on interest earning assets decreased from 7.98% to 6.18% from 2001 to 2002, while the average cost of interest bearing liabilities decreased from 4.85% to 3.01%. As a result, the net yield on average interest earning assets decreased from 3.74% in 2001 to 3.55% in 2002.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2002 and 2001.

                                                                                 Average Balances, Yields and Rates
                                                                                       (Dollars in Thousands)
                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                              2002                                2001
                                                                              -----                               ----
                                                                             Interest                             Interest
                                                                  Average     Income/   Yields/       Average     Income/   Yields/
                                                                Balances(1)   Expense    Rates      Balances(1)   Expense    Rates
                                                                -----------   -------    -----      -----------   -------    -----
Assets
Federal funds sold ............................................     $          $                        $     17     $    1    5.88%
Due From banks - Interest-bearing .............................        9,993       157      1.57%          4,556        177    3.89%
Investment securities .........................................       13,849       739      5.34%         14,192        894    6.30%
Loans (2) .....................................................      141,269     9,312      6.59%        102,333      8,596    8.40%
  Total interest earning assets ...............................      165,111    10,208      6.18%        121,098      9,668    7.98%
Cash and due from banks .......................................        3,074                               2,305
Valuation reserve for investment securities ...................          156                                 124
Allowance for loan losses .....................................      (1,553)                             (1,234)
Premises and equipment ........................................        2,817                               2,843
Other assets ..................................................        2,683                               2,330
                                                                    --------                            --------
  Total assets ................................................     $172,288                            $127,466
                                                                    ========                            ========
Liabilities and shareholders' equity
  Interest bearing transaction accounts .......................     $ 31,447   $   735      2.34%       $ 23,683     $  857    3.62%
  Savings .....................................................        8,838       175      1.98%          2,750         66    2.40%
  Time deposits $100,000 and over .............................       18,168       588      3.24%         14,721        872    5.92%
  Other time deposits .........................................       69,892     2,334      3.34%         51,314      2,826    5.51%
                                                                    --------   -------                  --------     ------
    Total interest bearing deposits ...........................      128,345     3,832      2.99%         92,468      4,621    5.00%
Retail repurchase agreements ..................................        5,887        65      1.10%          4,617        123    2.66%
Other Borrowed Funds ..........................................       10,276       456      4.44%          8,875        391    4.41%
                                                                    --------   -------                  --------     ------
    Total interest bearing liabilities ........................      144,508     4,353      3.01%        105,960      5,135    4.85%
Noninterest bearing demand deposits ...........................       12,951                               7,864
Other liabilities .............................................        1,115                               1,149
Shareholders' equity ..........................................       13,714                              12,493
                                                                    --------                            --------
  Total liabilities and  shareholders' equity .................     $172,288                            $127,466
                                                                    ========                            ========
Interest rate spread (3) ......................................                             3.17%                              3.13%
Net interest income and net yield on earning assets (4) .......                  5,855      3.55%                     4,533    3.74%
Interest free funds supporting earning assets (5)..............     $ 20,603                            $ 15,138

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

                                                                                               Year Ended December 31,
                                                                                                2002 compared to 2001
                                                                                           Increase (Decrease) Due to
                                                                                           --------------------------
                                                                                             (Dollars in Thousands)
                                                                               Volume                   Rate                 Total
                                                                               ------                   ----                 -----
Interest earned on:
  Due from banks-Interest-bearing (1) ............................              $   211               $  (232)              $   (21)
  Investments ....................................................                  (22)                 (133)                 (155)
  Net Loans ......................................................                3,273                (2,557)                  716
                                                                                -------               -------               -------

Total Interest Income ............................................                3,462                (2,922)                  540
                                                                                -------               -------               -------

Interest paid on:
  Interest Checking ..............................................                  281                  (403)                 (122)
  Savings Deposits ...............................................                  146                   (37)                  109
  Time Deposits $100,000 and over ................................                  204                  (488)                 (284)
  Other time deposits ............................................                1,023                (1,515)                 (492)

  Retail Repurchase Agreements ...................................                   34                   (92)                  (58)
  Other Borrowed Funds ...........................................                   62                     3                    65
                                                                                -------               -------               -------

Total Interest Expense ...........................................                1,750                (2,532)                 (782)
                                                                                -------               -------               -------

Change in Net Interest Income ....................................              $ 1,712               $  (390)              $ 1,322
                                                                                =======               =======               =======

(1) Includes the $17,000 average balance and $1,000 earnings on federal funds sold in 2001

         During the year 2003 management expects that interest rates will remain fairly stable. Therefore, any improvements in net interest income for 2003 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue following the market strategies which it has employed to date.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2002 of $17.1 million for a cumulative gap ratio of 1.13%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at December 31, 2002, with respect to the one year time horizon. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis

                                                                                           December 31, 2002
                                                                                           -----------------
                                                                 Within         4-12          Over 1-5          Over 5
                                                                3 Months       Months          Years            Years        Total
                                                                --------       ------         ------            ------       -----
                                                                                 (Dollars in thousands)
Interest earning assets
   Interest-bearing deposits in other banks .............      $    100       $      0        $      0       $      0       $    100
   Other investments (Book Value) .......................             0              0          13,488          3,600         17,088
   Loans
      Fixed rate ........................................         4,062          8,516           5,342          1,348         19,268
      Variable rate .....................................       139,593              0               0              0        139,593
                                                               --------       --------        --------       --------       --------
        Total interest earning assets ...................      $143,755       $  8,516        $ 18,830       $  4,948       $176,049

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts .............        34,677              0               0              0         34,677
      Savings & MMIA ....................................        22,214              0               0              0         22,214
      Time deposits $100,000 and over ...................         5,932         12,841           1,788              0         20,561
      Other time deposits ...............................        20,263         35,575           7,872              0         63,710
        Total interest bearing deposits .................        83,086         48,416           9,660              0        141,162
      Repurchase agreements .............................         3,230              0               0              0          3,230
      Other borrowed Funds ..............................           445              0               0         10,000         10,445
                                                               --------       --------        --------       --------       --------
        Total interest bearing liabilities ..............      $ 86,761       $ 48,416        $  9,660       $ 10,000       $154,837

Interest sensitivity gap ................................      $ 56,994       $(39,900)       $  9,170       $ (5,052)
Cumulative interest sensitivity gap .....................      $ 56,994       $ 17,094        $ 26,264       $ 21,212
Gap ratio ...............................................          1.66%           .18%          1.95%
Cumulative gap ratio ....................................          1.66%          1.13%          1.18%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for such losses. The Bank provided $674,830 and $445,853 to the allowance during the years ended December 31, 2002 and 2001, respectively. The increase primarily resulted from the increase in the amount of loans outstanding.

Other Income

         Other income, which consists primarily of mortgage loan fees, loan brokerage fees, service charges on deposit accounts, and other commissions and fees income, increased by 99.5% to $860,419 in 2002 from $431,246 in 2001. $302,342, or 70.4%, of the $429,173 increase resulted from the establishment of a loan brokerage operational area to develop this line of business. The balance of the $429,173 increase is largely attributable to the $ $86,336 increase in mortgage loan fees.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $3,826,266 for the year ended December 31, 2002 as compared to $3,198,297 for the year ended December 31, 2001. Increases in categories of non-interest expense related to asset growth and the expense associated with establishing a new operational area, loan brokerage, accounted for most of the increase in non-interest expense in 2002. As a percentage of total operating income (net interest income after provision for loan losses plus total other operating income), other expenses decreased from 70.8% in 2001 to 63.3% in 2002.

Income Taxes

         During the year ended December 31, 2001, the Bank accrued $612,575 for income taxes. The Bank accrued $1,003,262 for income taxes during 2002. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. These accounting timing differences resulted in a deferred income tax benefit of $208,000 being recognized in 2002 and $198,000 being recognized in 2001.

Investment Portfolio

         As of December 31, 2002, the Bank's investment portfolio comprised approximately 9.3 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2002 and at December 31, 2001.

                        Securities Portfolio Composition

                                                                  December 31, 2002                    December 31, 2001
                                                                  -----------------                    -----------------
                                                                          Net                                    Net
                                                                       Unrealized                             Unrealized
                                                           Book         Holding      Fair         Book         Holding       Fair
                                                          Value       Gain/(Loss)    Value        Value      Gain/(Loss)     Value
                                                          -----       -----------    -----        -----      -----------     -----
                                                                                (Dollars in thousands)
Available for sale:
    U. S. Government agency obligations .............      $13,996      $   132      $14,128      $ 8,000      $   181       $ 8,181
    State and local obligations .....................          123            4          127          123           (3)          120
    Restricted FHLB Stock ...........................          600            -          600          600            -           600
                                                           -------      -------      -------      -------      -------       -------
                                                           $14,719      $   136      $14,855      $ 8,723      $   178       $ 8,901
                                                           =======      =======      =======      =======      =======       =======
Held for investment:
    U.S. Government Agency obligations ..............      $ 1,517      $    31      $ 1,548      $   500      $    29       $   529
    Trust Preferred securities ......................          476           73          549          475           62           537
    State and local obligations .....................      $   375      $    12      $   387      $   375            1       $   376
                                                           -------                   -------      -------                    -------
                                                           $ 2,368      $   116      $ 2,484      $ 1,350      $    92       $ 1,442
                                                           =======      =======      =======      =======      =======       =======


         The following table presents scheduled maturities of debt securities at December 31, 2002. Available-for-sale securities are stated at estimated fair value and held for investment securities are stated at amortized cost.

                         Securities Portfolio Maturities

                                                                                              December 31, 2002
                                                                                    Available for Sale Held for Investment
                                                                                    --------------------------------------
                                                                      Amortized          Estimated         Amortized       Estimated
                                                                        Cost            Fair Value           Cost         Fair Value
                                                                        ----            ----------           ----         ----------
U.S. Government Agency Obligations .........................                               (Dollars in thousands)
         Due from one to five years ........................           $11,997            12,104           $ 1,517           $ 1,548
         Due from five to ten years ........................             1,000             1,019                 0                 0
         Due after ten years ...............................             1,000             1,005                 0                 0

State and local obligations(1)
         Due after ten years ...............................               123               127               375               387
Trust Preferred securities
         Due after ten years ...............................                                                   476               549
Equity securities ..........................................               600               600

Total (2)
         Due from one to five years ........................           $11,997           $12,104           $ 1,517           $ 1,548
         Due from five to ten years ........................             1,000             1,019                 0                 0
         Due after ten years ...............................             1,123             1,132               851               936

--------------------------------
 (1) Not adjusted for tax equivalency    (2) Excludes equity securities

  Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2002, and 2001, are shown in the following table according to type of loan:

                           Loan Portfolio Composition


                                                           December 31,
                                                           -------------
                                                       2002             2001
                                                       ----             ----

Commercial, financial and agricultural .......   $  47,099,954    $  36,270,381
Real estate - construction ...................      14,211,986       13,097,957
Real estate mortgage .........................      96,495,309       76,168,473
Consumer .....................................       1,053,596          629,235
                                                 -------------    -------------
    Total loans ..............................     158,860,845      126,166,046

Less allowance for loan losses ...............      (1,750,000)      (1,450,000)
                                                 -------------    -------------

Total Loans, net of allowance for loan losses    $ 157,110,845    $ 124,716,046
                                                 =============    =============


Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 2002, as well as the type of interest requirement on such loans.

                                       Maturity Distribution on Loans

                                                December 31, 2002
                                                -----------------

                                     1 Year       1-5       5 Years
                                    or Less      Years      or More       Total
                                    -------      -----      -------       -----
                                               (Dollars in Thousands)

Commercial and industrial ......    $ 19,861    $ 26,259    $    933    $ 47,053
Real Estate-construction .......       6,016       8,196           0      14,212
Real Estate-mortgage ...........      24,762      57,123      14,610      96,495
Consumer installment ...........         378         657          19       1,054
      Sub-Total ................    $ 51,017    $ 92,235    $ 15,562    $158,814
                                    ========    ========    ========    ========

Other loan types ...............                      47                      47

      Total ....................    $ 51,017    $ 92,282    $ 15,562    $158,861

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

         Loans secured by real estate mortgages comprised nearly 70.0% of the Bank's loan portfolio at December 31, 2002. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2002, the Bank had one loan totaling $112,000 on non-accrual status. Net income for 2002 includes no interest income on this loan. Had this loan been current in accordance with its original terms, $10,080 of additional interest income would have been recorded in 2002. There were no loans 90 days or more past due which were still accruing interest or troubled debt restructurings at December 31, 2002. At December 31, 2001, the Bank had two loans totaling $396,000 on non-accrual status. At December 31, 2001, there were no loans 90 days or more past due which were still accruing interest.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2002 the total amount of loans determined by management to be a potential problem was $382,984. This amount consisted of loans made to three borrowers.

Real Estate Owned

         The Bank was carrying $625,495 in other real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 2002. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition. The bank does not anticipate any material loss resulting from the disposal of the property carried as other real estate owned at December 31, 2002.

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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of possible future loan losses inherent in the loan portfolio as of December 31, 2002.

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

                         Summary of Loan Loss Experience

                                                                                                           Year Ended
                                                                                                           ----------
                                                                                          December 31, 2002        December 31, 2001
                                                                                          -----------------        -----------------
                                                                                                    (Dollars in thousands)

Total loans outstanding at end of period .............................................        $158,861               $126,166
Average amount of loans outstanding ..................................................         141,269                102,333

Balance of allowance for loan losses - beginning .....................................        $  1,450               $  1,055
                                                                                              --------               --------
Loans charged off
     Commercial & industrial .........................................................             375                     49
     Real estate-mortgage ............................................................              18                      0
     Consumer installment ............................................................               0                      2
                                                                                              --------               --------
        Total charge-offs ............................................................             393                     51
Recoveries of loans previously charged-off
     Real estate-mortgage ............................................................              17                      0
     Consumer installment ............................................................               1                      1
                                                                                              --------               --------
     Total recoveries ................................................................              18                      1

Net charge-offs ......................................................................             375                     50

Additions to allowance charged to expense ............................................             675                    445
                                                                                              --------               --------

Balance of allowance for loan losses - ending ........................................        $  1,750               $  1,450
                                                                                              ========               ========

Ratios
     Net charge-offs during period to average
        loans outstanding during period ..............................................            0.27%                  0.05%
     Net charge-offs to loans at end of period .......................................            0.24%                  0.04%
     Allowance for loan losses to average loans ......................................            1.10%                  1.21%
     Allowance for loan losses to loans at end of period .............................            1.10%                  1.15%
     Allowance for loan losses to nonperforming loans
        at end of period .............................................................           15.62%                  3.66%
     Net charge-offs to allowance for loan losses ....................................           21.43%                  3.52%
     Net charge-offs to provision for loan losses ....................................           55.56%                 11.43%

     The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2002 and 2001, compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                                 Period Ended December 31,
                                                                 -------------------------
                                                       2002                                     2001
                                                       ----                                     ----
                                            Amount            % of Loans             Amount            % of Loans
                                            ------            ----------             ------            ----------
                                                                  (Dollars in thousands)
Commercial and industrial ................     $858                49.0%                $703               48.5%
Real estate - construction ...............      210                12.0%                 174               12.0%
Real estate - mortgage ...................      656                37.5%                 551               38.0%
Consumer installment .....................       26                 1.5%                  22                1.5%
                                             ------                ----               ------               ----
     Total ...............................   $1,750                 100%              $1,450                100%
                                             ======                ====               ======               ====

Deposits

         The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2002 and 2001 are summarized below:

                                                                           Average Deposits

                                                          December 31, 2002                December 31, 2001
                                                          -----------------                -----------------
                                                          Amount             Rate          Amount             Rate
                                                          ------             ----          ------             ----
                                                                        (Dollars in thousands)

Noninterest bearing demand ............................   12,951                            7,864
Interest bearing transaction accounts .................   31,447           2.34 %          23,683           3.62 %
Savings & MMIA ........................................    8,838           1.98 %           2,750           2.40 %
Time deposits - $100,000 and over .....................   18,168           3.24 %          14,721           5.92 %
Other time deposits ...................................   69,892           3.34 %          51,314           5.51 %
                                                         -------           ----            ------           ----

         Total deposits ...............................  128,345           2.99 %          92,468           5.00 %
                                                         =======           ====            ======           ====

         As of December 31, 2002, the Bank held $20,561,000 in time deposits of $100,000 or more, with approximately $5,932,000 with maturities within three months, $12,841,000 with maturities over three through twelve months, and $1,788,000 with maturities over twelve months. Wholesale time deposits generated through corporations, banks, credit unions, etc., on a national level totaled $13,974,000 as of December 31, 2002. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Return on Equity Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for each period indicated.

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2002            2001
                                                      ----            ----

                  Return on assets                    0.82%           0.71%
                  Return on equity                   10.35%           7.25%
                  Dividend payout ratio               0.00%           0.00%
                  Equity to assets ratio              7.96%           9.80%
Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 75.3 % of total assets at December 31, 2002. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank currently has two ten year $5,000,000 loan advances from the FHLB of Atlanta. One of these advances is presently callable and the other is callable in March 2004. The Bank also has $10.0 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business.

Capital Resources

         The equity capital of the Bank increased by $1,019,009 during 2001 and increased $1,392,778 during 2002 as the result of net income and a $25,986 reduction in comprehensive income.

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

         The Bank's December 31, 2002 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                   To be well
                                                                                                                  capitalized
                                                                                         For capital              under prompt
                                                                                         For capital               corrective
                                                                                       adequacy purposes       action provisions
                                                                                       -----------------       -----------------
                                                               Actual                      Minimum                  Minimum
                                                               ------                      -------                  -------
                                                        Amount         Ratio          Amount      Ratio         Amount     Ratio
                                                        ------         -----          ------      -----         ------     -----
                                                                                   (Dollars in thousands)
As of December 31, 2002
   Total Capital (to risk
      weighted assets) ............................     $15,968         10.0%       $12,729       8.0%        $15,912     10.0%
   Tier 1 Capital (to risk
      weighted assets) ............................      14,218          8.9%         6,365        4.0          9,547       6.0
   Tier 1 Capital (to average
      assets)(leverage) ...........................      14,218          7.6%         7,508        4.0          9,385       5.0

With the level of annual retained earnings insufficient to support the growth in assets the Bank has experienced, the capital position has been declining annually. Management is currently examining available options through which capital levels may be maintained at levels above those well-capitalized ratios shown in the above table.


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

Off-Balance Sheet Risk

         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At December 31, 2002, the Bank had issued commitments to extend credit of $25.0 million through various types of lending arrangements. Of these commitments,
84.5 %, or $21.1 million, expire within one year, and 15.5 %, or $3.9 million, expire in one year or more. Past experience indicates that many of these commitments to extend credit will expire unused.

Item 7.  Financial Statements.



                          Independent Auditors' Report



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                        s/Cherry Bekaert & Holland



Spartanburg, South Carolina
January 14, 2003

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

        Assets                                                                                            2002               2001
                                                                                                          ----               ----

Cash and due from banks ......................................................................       $  4,192,080       $  3,039,047
Interest-bearing deposits ....................................................................            100,000          3,400,000
Securities available for sale (cost basis of $14,719,537
     and $8,722,686, respectively) (Note 3) ..................................................         14,855,346          8,900,678
Securities held for investment (market value of $2,484,181 and $1,441,976,
     respectively) (Note 3) ..................................................................          2,368,583          1,349,936
Loans, net (Note 4) ..........................................................................        156,977,796        124,612,721
Premises and equipment, net (Note 5) .........................................................          2,832,672          2,876,229
Other assets .................................................................................          3,637,801          2,328,241
                                                                                                     ------------       ------------

        Total Assets .........................................................................       $184,964,278       $146,506,852
                                                                                                     ============       ============

        Liabilities and Stockholders' Equity
Deposits (Note 6)
    Noninterest-bearing demand ...............................................................       $ 14,535,143       $  9,730,668
    Interest-bearing demand and savings ......................................................         56,890,963         28,577,686
    Time deposits ............................................................................         84,271,841         78,974,722
                                                                                                     ------------       ------------
        Total deposits .......................................................................        155,697,947        117,283,076

Retail repurchase agreements .................................................................          3,229,737          5,209,370
Other borrowed funds (Note 7) ................................................................         10,454,691         10,040,667
Other accrued expenses and liabilities .......................................................          1,232,172          1,064,786
                                                                                                     ------------       ------------

        Total liabilities ....................................................................        170,614,547        133,597,899
                                                                                                     ------------       ------------

Stockholders' equity (Notes 8, 11 and 13)
    Common stock no par value; authorized 20,000,000 shares; 920,780 and 917,780
        issued and outstanding at December 31, 2002 and 2001, respectively ...................                  -                  -
     Paid-in capital .........................................................................         11,144,989         11,096,989
     Retained earnings .......................................................................          3,120,540          1,701,776
     Accumulated other comprehensive income ..................................................             84,202            110,188
                                                                                                     ------------       ------------

Stockholders' equity .........................................................................         14,349,731         12,908,953
Commitments (Notes 4 and 10) .................................................................                  -                  -
                                                                                                     ------------       ------------
                                                                                                     $184,964,278        146,506,852
                                                                                                     ============       ============



See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                                    2002                2001                2000
                                                                                    ----                ----                ----
Interest income
   Loans ...............................................................       $  9,312,105        $  8,596,068        $  7,521,179
   Federal funds sold ..................................................                  -               1,363              14,672
   Securities
        U.S. Government and agency obligations .........................            631,322             787,742             667,137
        State and local obligations ....................................             25,995              25,979              25,977
        Other securities ...............................................             81,446              80,154              16,238
   Deposits with banks .................................................            156,644             177,014             491,350
                                                                               ------------        ------------        ------------
        Total interest income ..........................................         10,207,512           9,668,320           8,736,553
                                                                               ------------        ------------        ------------

Interest expense
   Deposits
        Time ...........................................................          2,921,920           3,697,867           3,570,182
        Interest-bearing demand and savings ............................            910,346             922,915           1,144,521
   Borrowed funds ......................................................            452,021             384,005              17,353
   Other ...............................................................             68,522             130,219             104,590
                                                                               ------------        ------------        ------------
        Total interest expense .........................................          4,352,809           5,135,006           4,836,646

        Net interest income ............................................          5,854,703           4,533,314           3,899,907

Provision for loan losses (Note 4) .....................................            674,830             445,853             254,855
                                                                               ------------        ------------        ------------

        Net interest income after provision for loan losses ............          5,179,873           4,087,461           3,645,052
Non-interest income
   Service charges, fees, and commissions ..............................            357,714             324,681             165,127
   Loan brokerage fees .................................................            302,342                   -                   -
   Mortgage loan fees ..................................................            136,342              50,006              22,753
   Other ...............................................................             64,021              56,559              96,017
                                                                               ------------        ------------        ------------
      Total other operating income .....................................            860,419             431,246             283,897

Non-interest expenses
   Salaries and employee benefits ......................................          2,391,337           1,921,795           1,629,895
   Occupancy and equipment .............................................            479,388             480,377             464,556
   Data processing .....................................................            163,272             130,844             105,761
   Other ...............................................................            792,269             665,281             582,543
                                                                               ------------        ------------        ------------
      Total other operating expenses ...................................          3,826,266           3,198,297           2,782,755

      Income before income taxes .......................................          2,214,026           1,320,410           1,146,194

Current income tax expense (Note 9) ....................................          1,003,262             612,575             460,464
Deferred income tax benefit ............................................           (208,000)           (198,000)            (96,000)
                                                                               ------------        ------------        ------------

           Net income ..................................................       $  1,418,764        $    905,835        $    781,730
                                                                               ============        ============        ============

Earnings per common share (Notes 2, 15) ................................       $       1.54        $       0.99        $       0.85
Diluted earnings per common share (Notes 2, 15) ........................       $       1.49        $       0.97        $       0.84


See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2002, 2001 and 2000


                                                    Common Stock                                    Accumulated Other      Total
                                                    in Number of       Paid-In          Retained      Comprehensive    Stockholders'
                                                       Shares          Capital          Earnings      Income (Loss)       Equity
                                                       ------          -------          --------      -------------       ------

Balance at December 31, 1999 .....................      917,180       11,090,139          14,211        (195,018)      10,909,332
  Exercised stock options ........................          600            6,850               -               -            6,850

  Comprehensive income:
     Net income ..................................            -                -         781,730               -
     Net change in unrealized gain on
     securities available for sale, net
     of tax of ($122,775) ........................            -                -               -         192,032
  Comprehensive income ...........................            -                -               -               -          973,762
                                                        -------      -----------     -----------        --------      -----------
Balance at December 31, 2000 .....................      917,780       11,096,989         795,941          (2,986)      11,889,944
  Comprehensive income:
     Net income ..................................            -                -         905,835               -
     Net change in unrealized gain on
     securities available for sale, net
     of tax of ($72,357) .........................            -                -               -         113,174
  Comprehensive income ...........................            -                -               -               -        1,019,009
                                                        -------      -----------     -----------        --------      -----------

Balance at December 31, 2001 .....................      917,780       11,096,989       1,701,776         110,188       12,908,953
                                                        -------      -----------     -----------        --------      -----------

  Exercised stock options ........................        3,000           48,000                                           48,000
  Comprehensive income:
     Net income ..................................                                     1,418,764
     Net change in unrealized gain on
     securities available for sale, net
     of tax benefit of $16,614 ...................                                                       (25,986)
  Comprehensive income ...........................                                                                      1,392,778
                                                        -------      -----------     -----------        --------      -----------

Balance at December 31, 2002 .....................      920,780      $11,144,989     $ 3,120,540        $ 84,202      $14,349,731
                                                        =======      ===========     ===========        ========      ===========

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000


                                                                                      2002              2001                 2000
                                                                                      ----              ----                 ----
Cash flows from operating activities
   Net income .............................................................      $  1,418,764       $    905,835       $    781,730
   Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization .....................................           189,003            203,548            250,056
        Provision for loan losses .........................................           674,830            445,853            254,855
        Loss on sale of other real estate owned ...........................             2,851                  -                  -
        Deferred tax asset ................................................          (208,000)          (198,000)           (96,000)
        Decrease (increase) in interest receivable ........................          (150,497)           172,270           (409,132)
        Decrease (increase) in other assets ...............................          (495,309)           170,380           (263,349)
        Increase (decrease) in accrued expenses and other liabilities .....           806,024           (546,424)           438,688
                                                                                 ------------       ------------       ------------

        Net cash provided by operating activities .........................         2,237,666          1,153,462            956,848
                                                                                 ------------       ------------       ------------

Cash flows from investing activities
     Origination of loans, net of principal collected .....................       (33,812,549)       (43,316,121)       (26,606,143)
     Proceeds from matured / called securities available for ..............        11,000,000         12,000,896                  -
        sale
     Proceeds from matured / called securities held for investment ........                 -          2,999,084                  -
     Purchase of securities available for sale ............................       (16,998,552)        (8,437,438)        (2,000,000)
     Purchase of securities held for investment ...........................        (1,017,363)                 -         (3,974,020)
     Proceeds from sale of other real estate owned ........................           147,149                  -            753,100
     Purchases of premises and equipment ..................................          (145,446)          (174,038)          (244,285)
     Increase in cash surrender value of life insurance ...................           (41,110)           (37,951)           (34,972)
                                                                                 ------------       ------------       ------------

        Net cash used in investing activities .............................       (40,867,871)       (36,965,568)       (32,106,320)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities
     Net increase in deposits .............................................        38,414,871         18,697,566         39,870,192
     Proceeds from exercise of stock options ..............................            48,000                  -              6,850
     Net (decrease) increase in retail repurchase agreements
                                                                                   (1,979,633)         2,656,251            829,955
     Proceeds of advances from FHLB .......................................                 -         12,500,000                  -
     Repayment of advances from FHLB ......................................                 -         (2,500,000)        (2,500,000)
                                                                                 ------------       ------------       ------------

         Net cash provided by financing activities ........................        36,483,238         31,353,817         38,206,997
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents ......................        (2,146,967)        (4,458,289)         7,057,525

Cash and cash equivalents at beginning of year ............................         6,439,047         10,897,336          3,839,811
                                                                                 ------------       ------------       ------------

Cash and cash equivalents at end of year ..................................      $  4,292,080       $  6,439,047       $ 10,897,336
                                                                                 ============       ============       ============

Supplemental disclosure of cash flow information
     Cash paid during the year for interest ...............................      $  4,626,160       $  5,472,592       $  4,316,086
                                                                                 ============       ============       ============
     Cash paid (received) during the year for income taxes ................      $  1,063,007       $    811,581       $    462,271
                                                                                 ============       ============       ============



See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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


Note 2 - Summary of significant accounting policies

The following is a description of the significant accounting and reporting policies that First South Bancorp, Inc. and Subsidiary follows in preparing and presenting their financial statements.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 2 - Summary of significant accounting policies, continued

          -securities held for investment are held-to-maturity and reported at amortized cost,

          -trading securities are reported at fair value with unrealized gains and losses included in earnings, or;

          -securities available-for-sale are reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

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

      There were no investments classified as trading securities at December 31, 2002 and 2001.

   (d)Loans and allowance for loan losses

      Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, generally when the loan is 90 days delinquent. All interest accrued, but not collected for loans that are placed on nonaccrual, is reversed against interest income.

      The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management's estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and expected losses in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and other factors. Management believes that the allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


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

   (e)Other real estate owned

      Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Fair value is determined by appraisal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the carrying amount is supported by its current fair value. OREO is reported net of allowance for losses in the Company's financial statements.

   (f)Premises and equipment

      Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line-basis. Leasehold improvements are amortized over a term, which includes the remaining lease term and probable renewal periods. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expense as incurred.

   (g) Loan Origination Fees

      Origination fees received and direct costs incurred are amortized to interest income over the contractual lives of the loans.

   (h)Cash and cash equivalents

       Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits. During the normal course of business, the Company may have cash deposits with banks that are in excess of federally insured limits.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 2 - Summary of significant accounting policies, continued

   (i) Income taxes

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

   (j) Earnings per common share

       Earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of outstanding stock options.

   (k)Fair value of financial instruments

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 2 - Summary of significant accounting policies, continued

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

   (l)Recent accounting pronouncements

      FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued in August 2001 and supersedes Statement No.
      121. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of the provisions of this Statement did not have a material impact on the consolidated financial statements of the Company.

      FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002 and the provisions of this statement are effective for fiscal years beginning after May 15, 2002. The Company expects that adoption of the provisions of this statement will not have a significant effect on financial position or results of operations.

      FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this statement are effective for disposal activities initiated after December 31, 2002. The Company expects that adoption of the provisions of this statement will not have a significant effect on financial position or results of operations.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 2 - Summary of significant accounting policies, continued

 (m)  Operating Segments

      The Company has determined that, using the definitions contained in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, all of its activities constitute only one reportable operating segment.

  (n)      Financial statement reclassification

       Certain of the prior year amounts have been reclassified to conform to current year presentation; such reclassifications are immaterial to the financial statements.


Note 3 - Securities

Available for sale

A summary of the amortized cost and estimated fair value of securities available for sale follows:

                                                                                 Gross               Gross               Estimated
                                                             Amortized         Unrealized          Unrealized               Fair
                                                              Cost               Gains               Losses                 Value
                                                              ----               -----               ------                 -----
December 31, 2002
   U.S. Government agency
      obligations ..............................          $13,996,523          $   131,890        $           -          $14,128,413
State and local obligations ....................              123,014                3,919                    -              126,933
Restricted FHLB stock ..........................              600,000                    -                    -              600,000
                                                          -----------          -----------          -----------          -----------
       Total securities
           available for sale ..................          $14,719,537          $   135,809        $           -          $14,855,346
                                                          ===========          ===========          ===========          ===========

December 31, 2001
   U.S. Government agency
      obligations ..............................          $ 8,000,000          $   181,249         $          -          $ 8,181,249
   State and local obligations .................              122,686                    -                3,257              119,429
   Restricted FHLB stock .......................              600,000                    -                    -              600,000
                                                          -----------          -----------          -----------          -----------
       Total securities
           available for sale ..................          $ 8,722,686          $   181,249          $     3,257          $ 8,900,678
                                                          ===========          ===========          ===========          ===========


There were no sales of securities available for sale during 2002, 2001 and 2000.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 3 - Securities, continued

Held for investment

         A summary of the carrying value and estimated fair market value of securities held for investment follows:

                                                                                       Gross             Gross           Estimated
                                                                   Amortized         Unrealized        Unrealized          Fair
                                                                     Cost              Gains            Losses             Value
                                                                     ----              -----            ------             -----
December 31, 2002
   U.S. Government agency obligations ...................        $1,517,363        $   30,457         $          -        $1,547,820
   Trust Preferred securities ...........................           476,220            72,858                    -           549,078
   State and local obligations ..........................           375,000            12,283                    -           387,283
                                                                 ----------        ----------        -------------        ----------
       Total securities
            held for investment .........................        $2,368,583        $  115,598         $          -        $2,484,181
                                                                 ==========        ==========        =============        ==========

December 31, 2001
   U.S. Government agency  obligations ..................        $  500,000        $   29,063         $          -        $  529,063
   Trust Preferred securities ...........................           474,936            61,957                    -           536,893
   State and local obligations ..........................           375,000             1,020                    -           376,020
                                                                 ----------        ----------        -------------        ----------
       Total securities
             held for investment ........................        $1,349,936        $   92,040        $           -        $1,441,976
                                                                 ==========        ==========        =============        ==========

There were no sales of securities held for investment in 2002, 2001 and 2000.

The scheduled maturities of securities held for investment and available for sale at December 31, 2002 were as follows:

                                                               Available for Sale                          Held for Investment
                                                               ------------------                          -------------------
                                                                               Estimated                                   Estimated
                                                         Amortized               Fair                Amortized               Fair
                                                           Cost                  Value                 Cost                  Value
                                                           ----                  -----                 ----                  -----

Due in one year or less ....................       $             -       $             -        $            -        $            -
Due from one to five years .................            11,996,523            12,104,353             1,517,363             1,547,820
Due from five to 10 years ..................             1,000,000             1,018,750                     -                     -
Due after ten years ........................             1,123,014             1,132,243               851,220               936,361
Equity securities ..........................               600,000               600,000                     -                     -
                                                       -----------           -----------           -----------           -----------
                                                       $14,719,537           $14,855,346           $ 2,368,583           $ 2,484,181
                                                       ===========           ===========           ===========           ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001

Note 3 - Securities, continued

At December 31, 2002, securities with a carrying value of approximately $6,000,000 were pledged to secure public funds, retail repurchase agreements and Treasury, tax and loan deposits.


Note 4 - Loans and allowance for loan losses

Loans at December 31, 2002 and 2001 are summarized as follows

                                                                                             2002                           2001
                                                                                             ----                           ----
Construction and land development ....................................                 $  14,211,986                  $  13,097,957
1-4 Family residential properties ....................................                    30,904,373                     25,378,155
Multifamily residential properties ...................................                       933,999                      1,155,954
Nonfarm nonresidential properties ....................................                    62,878,939                     48,595,504
Other real estate loans ..............................................                     1,777,998                      1,038,860
Commercial and industrial ............................................                    47,052,954                     36,220,643
Consumer .............................................................                     1,053,596                        629,235
Other ................................................................                        47,000                         49,738
                                                                                       -------------                  -------------
Total loans ..........................................................                   158,860,845                    126,166,046
Less: Allowance for loan losses ......................................                    (1,750,000)                    (1,450,000)
      Net deferred loan fees .........................................                      (133,049)                      (103,325)
                                                                                       -------------                  -------------
                                                                                       $ 156,977,796                  $ 124,612,721
                                                                                       =============                  =============

The activity in the allowance for loan losses for 2002, 2001 and 2000 is summarized as follows:

                                                                           2002                     2001                    2000
                                                                           ----                     ----                    ----

Balance at beginning of year .............................             $ 1,450,000              $ 1,055,000              $   800,000
Provision charged to operations ..........................                 674,830                  445,853                  254,855
Loan charge-offs .........................................                (392,450)                 (51,670)                       -
Loan recoveries ..........................................                  17,620                      817                      145
                                                                       -----------              -----------              -----------
Balance at end of year ...................................             $ 1,750,000              $ 1,450,000              $ 1,055,000
                                                                       ===========              ===========              ===========

At December 31, 2002 and 2001, nonaccrual loans amounted to $111,559 and $396,232, respectively. The Company evaluates impairment of loans on an individual loan basis. As of December 31, 2002 and 2001 loans individually evaluated and considered impaired under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, were immaterial.

At December 31, 2002, the Company had loans outstanding to officers, directors, and their related interests of $6,438,415. During 2002, directors, officers, and their related interests borrowed $2,545,525 and repaid $2,296,960. At December 31, 2001, the Company had loans outstanding to officers, directors, and their related interests of $6,189,850. During 2001, directors, officers, and their related interests borrowed $4,454,255 and repaid $3,516,888.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 4 - Loans and allowance for loan losses, continued

In the normal course of business there are outstanding commitments for the extension of credit, which are not reflected in the financial statements. At December 31, 2002 and 2001, pre-approved but unused lines of credit for loans totaled approximately $21,541,050 and $18,451,000, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $2,818,000 and $947,000 at December 31, 2002 and 2001, respectively. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations.

The Company grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Spartanburg and Richland Counties in South Carolina. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.


Note 5 - Premises and equipment

Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

                                                      2002               2001
                                                      ----               ----

Land .....................................       $   431,412        $   431,412
Buildings ................................         2,253,509          2,253,509
Leasehold Improvements ...................            93,590             93,590
Furniture and equipment ..................           983,864            971,529
Construction in progress .................            52,261                  -
                                                 -----------        -----------
                                                   3,814,636          3,750,040

Less: accumulated depreciation ...........          (981,964)          (873,811)
                                                 -----------        -----------
                                                 $ 2,832,672        $ 2,876,229
                                                 ===========        ===========

Depreciation expense for the years ended 2002, 2001 and 2000 was $189,003, $203,548, and $201,978, respectively.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 6 - Deposits

A summary of deposit accounts at December 31, 2002 and 2001 follows:

                                                    2002                 2001
                                                    ----                 ----
Demand
     Non-interest bearing ..............        $ 14,535,143        $  9,730,668
     Interest bearing ..................          34,676,720          25,806,825
Savings ................................          22,214,243           2,770,861
Time, $100,000 or more .................          20,560,906          14,947,277
Other time .............................          63,710,935          64,027,445
                                                ------------        ------------
                                                $155,697,947        $117,283,076
                                                ============        ============

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003                                      $  74,692,462
2004                                          8,584,232
2005                                            895,147
2006                                            100,000
2007 and thereafter                                   -
                                          -------------
                                          $  84,271,841
                                          =============

Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $3,288,426 and $1,257,879 at December 31, 2002 and 2001, respectively.


Note 7 - Other borrowed funds

At December 31, 2002 and 2001, the Bank had two $5,000,000 advances outstanding from the Federal Home Loan Bank ("FHLB") that are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The borrowings carried interest rates of 4.3% and 4.6% and mature in February and March of 2011. One of the advances became callable during February 2002 and is callable until maturity and the other advance will become callable in March 2004 until its maturity.

Treasury, tax and loan accounts with balances of $454,691 and $40,667 at December 31, 2002 and 2001, respectively are also included in other borrowed funds. These borrowings bear interest at the federal funds rate less 25 basis points.

At  December  31,  2002  and  2001,  the Bank had  $10,000,000  and  $5,500,000,
respectively, in unused lines of credit to purchase federal funds from banks.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                        For Capital            Prompt Corrective
                                                                 Actual             Adequacy Purposes          Action Provisions
                                                                 ------             -----------------          -----------------
                                                      Amount            Ratio      Amount        Ratio          Amount         Ratio
                                                      ------            -----      ------        -----          ------         -----
December 31, 2002
   Total Capital
     (To Risk Weighted Assets) ...............      $15,968,000         10.04%   $12,729,000      >8.0%      $15,912,000      >10.0%
   Tier I Capital
     (To Risk Weighted Assets) ...............      $14,218,000          8.94%   $ 6,365,000      >4.0%      $ 9,547,000      >6.0%
   Tier I Capital
    (To Average Assets) ......................      $14,218,000          7.57%   $ 7,508,000      >4.0%      $ 9,385,000      >5.0%

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 8 - Regulatory capital requirements, continued

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                        For Capital            Prompt Corrective
                                                                 Actual             Adequacy Purposes          Action Provisions
                                                                 ------             -----------------          -----------------
                                                      Amount            Ratio      Amount        Ratio          Amount         Ratio
                                                      ------            -----      ------        -----          ------         -----

December 31, 2001
   Total Capital
     (To Risk Weighted  Assets) ...............      $14,249,000        11.4%    $10,003,000      >8.0%      $12,504,000      >10.0%
   Tier I Capital
     (To Risk Weighted Assets) ................      $12,799,000        10.2%    $ 5,001,000      >4.0%      $ 7,502,000      >6.0%
   Tier I Capital
    (To Average Assets) .......................      $12,799,000         9.1%    $ 5,650,000      >4.0%      $ 7,062,000      >5.0%

Note 9 - Income taxes

The provision for income taxes is summarized below:

                                                                       2002                     2001                        2000
                                                                       ----                     ----                        ----
Currently payable
    Federal .......................................               $   945,312                $   571,902                $   427,182
    State .........................................                    57,950                     40,673                     33,282
                                                                  -----------                -----------                -----------
                                                                    1,003,262                    612,575                    460,464

Deferred
    Federal .......................................                  (195,986)                  (177,856)                   (89,861)
    State .........................................                   (12,014)                   (20,144)                    (6,139)
                                                                  -----------                -----------                -----------
                                                                     (208,000)                  (198,000)                   (96,000)
                                                                  -----------                -----------                -----------

    Total income taxes ............................               $   795,262                $   414,575                $   364,464
                                                                  ===========                ===========                ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001

Note 9 - Income taxes, continued

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                                                                        Years ended
                                                                                                       December 31,
                                                                                                       ------------
                                                                                        2002                2001              2000
                                                                                        ----                ----              ----

Statutory rates ........................................................                34.0%               34.0%             34.0%
Increase (decrease) resulting from:
  State taxes, net of federal benefit ..................................                 2.0%                2.0%              3.1%
  Effect of tax exempt interest and dividends ..........................                (0.6%)              (1.5%)            (1.7%)
  Life Insurance .......................................................                (1.5%)              (3.2%)            (3.7%)
  Other, net ...........................................................                 2.0%                0.1%              0.1%
                                                                                        ----                ----              ----

                                                                                        35.9%               31.4%             31.8%
                                                                                        ====                ====              ====

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                        2002              2001
                                                        ----              ----
Deferred tax assets
   Allowance for loan losses .................       $ 680,000        $ 433,000
   Other .....................................          34,000           63,000
                                                     ---------        ---------
       Gross deferred tax assets .............         714,000          496,000
   Less valuation allowance ..................          (1,300)          (1,300)
                                                     ---------        ---------
       Net deferred tax assets ...............         712,700          494,700

Deferred tax liabilities .....................         (59,700)         (65,700)
                                                     ---------        ---------

       Net ...................................       $ 653,000        $ 429,000
                                                     =========        =========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 10 - Operating leases

The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2002, are as follows:

2003                                   $        112,434
2004                                             77,686
2005                                                  -
2006 and thereafter                                   -
                                        ---------------
                                       $        190,120
                                        ===============

Total lease expense was $134,755, $120,062 and $112,434 for 2002, 2001 and 2000,
respectively.


Note 11 - Restrictions on dividends, loans and advances,

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's common stock and surplus on a secured basis.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect would cause the Bank's capital to be reduced below applicable minimum regulatory capital requirements.


Note 12 - Employee benefit plan

401(k) plan
All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6%, the Company makes a 100% matching contribution. Expense related to this plan was $81,937, $68,052 and $48,982 in 2002, 2001 and 2000, respectively.

Salary continuation plan
During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $86,678 and $59,306 at December 31, 2002 and 2001, respectively.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


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

The following is a summary of stock option activity and related information for the years ended December 31, 2002, 2001 and 2000:

                                                        2002                           2001                      2000
                                                        ----                           ----                      ----
                                                             Weighted                        Weighted                   Weighted
                                                              Average                         Average                   Average
                                               Options     Exercise Price       Options   Exercise Price    Options   Exercise Price
                                               -------     --------------       -------   --------------    -------   --------------
Outstanding - Beginning
   of period ...........................       94,115         $   15.62       71,628        $   14.23       58,100         $   13.76
   Granted .............................       14,145             29.06       22,487            19.42       15,178             17.01
   Exercised ...........................       (3,000)            16.00            -                -         (600)            11.42
   Forfeited ...........................            -                 -            -                -       (1,050)            16.64
                                              -------         ---------       ------        ---------       ------         ---------
Outstanding - End of Period ............      105,260         $   17.42       94,115        $   15.62       71,628         $   14.23
                                              =======                         ======                        ======

Exercisable - End of Period ............       64,032         $   14.46       53,397        $   13.74       38,505         $   12.59
                                               ======                         ======                        ======
   Period

Weighted average fair
   value of options granted ............                      $   18.97                      $   8.73                      $    8.32
                                                              =========                      ========                      =========

Exercise prices for options outstanding as of December 31, 2002 and 2001 ranged from $11.00 to $30.00. The weighted average remaining contractual life of those options is approximately 7 years at December 31, 2002 and 8 years at 2001.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


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

                                                                                   2002                 2001                2000
                                                                                   ----                 ----                ----
Net income - as reported ..........................................          $   1,418,764          $   905,835          $   781,730
Net income - pro forma ............................................              1,289,861              778,241              728,897
Earnings per common share - as reported ...........................                   1.54                  .99                  .85
Earnings per common share - pro forma .............................                   1.40                  .85                  .79
Diluted earnings per common share - as reported ...................                   1.49                  .97                  .84
Diluted earnings per common share - pro forma .....................                   1.36                  .83                  .78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000; dividend yield of 0%, expected volatility of 50% in 2002 and 20% in 2001 and 2000, risk-free interest rates of 4.00% in 2002, 5.00% in 2001 and 6.00% in 2000, and expected lives of 10 years for the options.

Note 14 - Fair value of financial instruments

The estimated fair values of financial instruments are as follows:

                                                                             2002                                  2001
                                                                             ----                                  ----
                                                                    Carrying          Estimated         Carrying           Estimated
                                                                     Amount           Fair Value          Amount          Fair Value
                                                                     ------           ----------          ------          ----------
                                                                                              (in thousands)

Financial assets
   Cash and cash equivalents ...........................           $  4,292           $  4,292           $  6,439           $  6,439
   Securities
      Available for sale ...............................             14,855             14,855              8,901              8,901
      Held for investment ..............................              2,369              2,484              1,350              1,442
   Loans ...............................................            158,861            159,430            126,166            126,560

Financial liabilities
   Deposits ............................................            155,698            156,109            117,283            118,207
   Retail repurchase agreements3,230 ...................              3,230              5,209              5,209
   Other borrowed funds ................................             10,000             11,685             10,000             10,518

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


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


Note 15 - Earnings per common share (EPS)

The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows:

                                                                                                                          Per
                                                                             Income                   Shares             Share
December 31, 2002                                                          (Numerator)            (Denominator)          Amount

Earnings per common share:
Income available to common
    stockholders ............................................               $1,418,764              920,575               $ 1.54
Effect of dilutive securities
    Stock options ...........................................                        -               30,350                (0.05)
                                                                            ----------              -------               ------

Diluted EPS:
Income available to common
    stockholders + assumed
    conversions .............................................               $1,418,764              950,925               $ 1.49
                                                                            ==========              =======               ======

Options to purchase 2,500 shares of common stock at $26.00 per share, options to purchase 100 shares of common stock at $27.16 per share and options to purchase 11,145 shares of common stock at $30.00 per share were not included in the computation of diluted earnings per share for 2002 because the options' exercise price was greater than the average market price of the common shares.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 15 - Earnings per common share (EPS), continued

                                                                                                                          Per
                                                                             Income                   Shares             Share
December 31, 2001                                                          (Numerator)            (Denominator)          Amount
                                                                           -----------            -------------          ------
Earnings per common share:
Income available to common
    stockholders ..............................................             $905,835                 917,780             $   .99
Effect of dilutive securities
    Stock options .............................................                    -                  18,387                (.02)
                                                                            --------                --------                ----

Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ...............................................             $905,835                 936,167              $  .97
                                                                            ========                ========              ======

Options to purchase 400 shares of common stock at $20 per share and options to purchase 11,700 shares of common stock at $21.00 per share were not included in the computation of diluted earnings per share for 2001 because the options' exercise price was greater than the average market price of the common shares.

                                                                                                                          Per
                                                                             Income                   Shares             Share
December 31, 2000                                                          (Numerator)            (Denominator)          Amount
                                                                           -----------            -------------          ------

Earnings per common share:
Income available to common
    stockholders ..............................................             $781,730                 917,780                $ .85
Effect of dilutive securities
    Stock options .............................................                    -                  10,784                 (.01)
                                                                            --------                --------                -----

Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ...............................................             $781,730                 928,564                $.84
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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 16 - Condensed financial statements of parent company

Financial information pertaining to First South Bancorp, Inc. is as follows:

                                 Balance Sheets

                                                                                                    December 31,
                                                                                                    ------------
                                                                                  2002                  2001                   2000
                                                                                  ----                  ----                   ----
Assets
Cash .............................................................           $    48,000     $               -     $               -
Investment in common stock of First South Bank ...................            14,301,731            12,908,953            11,889,944
                                                                             -----------           -----------           -----------
    Total assets .................................................           $14,349,731           $12,908,953           $11,889,944
                                                                             ===========           ===========           ===========

Stockholders' Equity
Stockholders' equity .............................................           $14,349,731           $12,908,953           $11,889,944
                                                                             -----------           -----------           -----------
    Total stockholders' equity ...................................           $14,349,731           $12,908,953           $11,889,944
                                                                             ===========           ===========           ===========

                            Statements of Operations

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                   2002                  2001                   2000
                                                                   ----                  ----                   ----
Income
    Operating income                                       $                -    $                -               $      -

Expense
    Other expenses                                                          -                     -                      -
                                                              ---------------       ---------------        ---------------

Loss before equity in undistributed net
    income of First South Bank                                              -                     -                      -
Equity in undistributed net income
    of First South Bank                                             1,418,764               905,835                781,730
                                                              ---------------       ---------------        ---------------

Net income                                                 $        1,418,764    $          905,835               $781,730
                                                              ===============       ===============        ===============

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements, Continued
                           December 31, 2002 and 2001


Note 16 - Condensed financial statements of parent company, continued

                            Statements of Cash Flows

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                 2002                  2001                  2000
                                                                                 ----                  ----                  ----
Cash flows from operating activities
    Net income ......................................................         $ 1,418,764          $   905,835              781,730
    Equity in undistributed income of
       First South Bank .............................................          (1,418,764)            (905,835)            (781,730)
                                                                              -----------          -----------             --------

         Net cash provided by operating activities ..................                   -                    -                    -

Cash flows from financing activities
    Proceeds from stock option exercise .............................              48,000                    -                    -
                                                                              -----------          -----------             --------

         Net cash provided by financing activities ..................              48,000                    -                    -
                                                                              -----------          -----------             --------

    Net increase in cash and cash equivalents .......................              48,000                    -                    -

    Cash and cash equivalents at the
       beginning of year ............................................                   -                    -                    -
                                                                              -----------          -----------             --------

    Cash and cash equivalents at the end of year ....................         $    48,000   $                -             $      -
                                                                              ===========          ===========             ========


Note 17 - Noncash transactions

The Company foreclosed on assets during the year ended December 31, 2002 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $772,644. There were no noncash transactions during the year ended December 31, 2001.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

         Plan category              Number of securities      Weighted-average          Number of securities
                                    to be issued upon         execise price of          remaining available
                                    exercise of               outstanding options,      for future issuance
                                    outstanding options,      warranties and rights     under equity compensation
                                    warrants and rights                                 plans (excluding securities
                                                                                        reflected in column (a)
                                            (a)                        (b)                       (c)
                                    --------------------       --------------------     ---------------------------
Equity compensation plans
approved by security holders               105,260                    $17.42                     44,740

Equity compensation plans
not approved by security holders                 0                         0                          0

                                           -------                    ------                     ------
Total                                      105,260                    $17.42                     44,740


Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.      Description


3.1         Articles of Incorporation of Registrant (1)
3.2         Bylaws of Registrant (1)
4.1         Form of Common Stock Certificate(2)
10.1        First South Bank Stock Option Plan (3)
10.2        Form of Option Agreements with Barry L. Slider, dated as of December
            31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3        Option Agreement with Barry L. Slider, dated as of April 17, 1997(2)
10.4        Form of Salary  Continuation  Agreements with Barry L. Slider and V.
            Lewis Shuler dated November 19, 1999. (2)
21          Subsidiaries of Registrant(3)
---------------
(1)   Incorporated by reference to Form 8-A filed November 12, 1999
(2)   Incorporated  by reference to Form 10-KSB for the year ended  December 31,
      2000
(3)   Incorporated  by reference to Form 10-KSB for the year ended  December 31,
      1999

(b)      Reports on Form 8.K.


         No reports on Form 8-K were filed by the registrant in the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First South Bancorp, Inc.


March 19, 2003
                                  By:  s/Barry L. Slider
                                     -------------------------------------------
                                         Barry L. Slider
                                         President and Chief Executive Officer


                                   By: s/V. Lewis Shuler
                                      ------------------------------------------
                                         V. Lewis Shuler
                                         Executive Vice President
                                         (Principal Financial and Principal
                                         Accounting Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

--------------------------               Director                                           March __, 2003
Richard H. Brooks

--------------------------               Director                                           March __, 2003
Harold E. Fleming, M.D.

s/Joel C. Griffin                         Director                                           March 19, 2003
--------------------------
Joel C. Griffin

--------------------------               Chairman, Director                                 March __, 2003
Roger A. F. Habisreutinger

s/Ashley F. Houser
--------------------------               Director                                           March 19, 2003
Ashley F. Houser

s/Herman E. Ratchford
--------------------------               Director                                           March 19, 2003
Herman E. Ratchford

--------------------------               Director                                           March __, 2003
Chandrakant V. Shanbhag

s/Barry L. Slider
--------------------------               President, Chief Executive Officer, Director       March 19, 2003
Barry L. Slider

s/David G. White
--------------------------               Director                                           March 19, 2003
David G. White

                                 CERTIFICATIONS

I, Barry. L. Slider, certify that:

1. I have reviewed this annual report of Form 10-KSB of First South Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    s/Barry L. Slider
Dated:   March 19, 2003             -------------------------------------
                                     Barry L. Slider
                                     President & Chief Executive Officer

                                 CERTIFICATIONS

I, V. Lewis Shuler, certify that:

1. I have reviewed this annual report of Form 10-KSB of First South Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  s/V. Lewis Shuler
Dated:   March 19, 2003           -----------------------------------------
                                  V. Lewis Shuler
                                  Executive Vice President & Chief
                                  Financial Officer

                                 EXHIBIT INDEX

3.1         Articles of Incorporation of Registrant (1)
3.2         Bylaws of Registrant (1)
4.1         Form of Common Stock Certificate(2)
10.1        First South Bank Stock Option Plan (3)
10.2        Form of Option Agreements with Barry L. Slider, dated as of December
            31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3        Option Agreement with Barry L. Slider, dated as of April 17, 1997(2)
10.4        Form of Salary  Continuation  Agreements with Barry L. Slider and V.
            Lewis Shuler dated November 19, 1999. (2)
21          Subsidiaries of Registrant(3)
---------------
(1)   Incorporated by reference to Form 8-A filed November 12, 1999
(2)   Incorporated  by reference to Form 10-KSB for the year ended  December 31,
      2000
(3)   Incorporated  by reference to Form 10-KSB for the year ended  December 31,
      1999