Form 10QSB
period 2003-03-31
FIRST SOUTH BANCORP INC
filed 2003-05-15
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 920,780 shares outstanding on April 30, 2003.

Transitional Small Business Disclosure Format (Check One)     YES [ ]   NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Balance Sheet .......................................      3

                  Statement of Operations .............................      4

                  Statement of Comprehensive Income ...................      5

                  Statement of Cash Flows .............................      6

                  Notes to Unaudited Statements .......................      7


         Item 2.  Management's Discussion and Analysis ................   8-16

         Item 3.  Controls and Procedures .............................     17


Part II -         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ....................     18


SIGNATURES ............................................................     19

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                            ( $ amounts in thousands)

                                                                                               (Unaudited)
                                                                                                 March 31,              December 31,
                                                                                                   2003                     2002
                                                                                                   ----                     ----
Assets
Cash & due from banks ..........................................................                $   4,923                 $   4,192
Due from banks - interest bearing ..............................................                    9,700                       100
Investment securities:
     Securities held to maturity ...............................................                    2,367                     2,369
     Securities available for sale .............................................                    9,737                    14,855
Loans ..........................................................................                  174,946                   158,861
      Less, allowance for loan losses ..........................................                   (1,926)                   (1,750)
Loans - net ....................................................................                  173,020                   157,111
Property & equipment, net ......................................................                    3,367                     2,834
Other assets ...................................................................                    4,057                     3,638
                                                                                                ---------                 ---------
Total assets ...................................................................                $ 207,171                 $ 185,099
Liabilities
Deposits:
      Noninterest-bearing ......................................................                $  14,668                 $  14,535
      Interest-bearing .........................................................                  162,343                   141,163
                                                                                                ---------                 ---------
Total deposits .................................................................                  177,011                   155,698
Securities sold under repurchase agreements ....................................                    3,828                     3,230
Other borrowed funds ...........................................................                   10,000                    10,000
Demand notes issued to the U.S. Treasury .......................................                      213                       455
Other liabilities ..............................................................                    1,349                     1,366
                                                                                                ---------                 ---------
Total liabilities ..............................................................                  192,401                   170,749

Shareholders' equity
Common stock - no par value; 20,000,000 shares
     authorized; Outstanding 920,780 shares ....................................                    4,604                     4,604
Additional paid-in capital .....................................................                    6,541                     6,541
Undivided profits ..............................................................                    3,553                     3,121
Accumulated other comprehensive income .........................................                       72                        84
                                                                                                ---------                 ---------
Total shareholders' equity .....................................................                   14,770                    14,350
                                                                                                ---------                 ---------

Total liabilities and Shareholders' Equity .....................................                $ 207,171                 $ 185,099

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                             Statement of Operations

                                                                                                                 (Unaudited)
                                                                                                        Three Months ended March 31,
                                                                                                        ----------------------------
                                                                                                          2003               2002
                                                                                                          ----               ----
                                                                                                          ($ amounts in thousands,
                                                                                                           except per share)
Interest income
         Loans, including fees ...................................................                 $ 2,640                  $ 2,165
         Investment securities ...................................................                     159                      151
         Interest bearing deposits ...............................................                      17                       34
                                                                                                   -------                  -------
         Total interest income ...................................................                   2,816                    2,350

Interest expense
         Deposits and borrowings .................................................                   1,031                    1,126
                                                                                                   -------                  -------

Net interest income ..............................................................                   1,785                    1,224
         Provision for loan losses ...............................................                    (208)                    (110)
                                                                                                   -------                  -------
Net interest income after provision ..............................................                   1,577                    1,114

Other income
         Service charges on deposit accounts .....................................                      70                       60
         Other income ............................................................                     130                      250
                                                                                                   -------                  -------
         Total noninterest income ................................................                     200                      310

Other expenses
         Salaries and benefits ...................................................                     707                      595
         Occupancy and equipment .................................................                     128                      125
         Other expense ...........................................................                     311                      195
                                                                                                   -------                  -------
         Total other expense .....................................................                   1,146                      915

Income before income taxes .......................................................                     631                      509
         Provision for income taxes ..............................................                     199                      172
                                                                                                   -------                  -------

Net income .......................................................................                 $   432                  $   337

         Basic per share earnings ................................................                 $   .47                  $   .37

         Diluted earnings per share ..............................................                 $   .45                  $   .34

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statement of Comprehensive Income
                            ($ amounts in thousands)

                                                                                                              (Unaudited)
                                                                                                       Three Months Ended March 31
                                                                                                       ---------------------------
                                                                                                      2003                     2002
                                                                                                      ----                     ----


Net Income .........................................................................                  $ 432                   $ 337

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ........................................                    (19)                   (105)

Income tax (expense) benefit on other
    comprehensive income (loss) ....................................................                      7                      48
                                                                                                      -----                   -----
Total other comprehensive income (loss) ............................................                    (12)                    (57)

Comprehensive income ...............................................................                  $ 420                   $ 280
                                                                                                      =====                   =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                            ($ amounts in thousands)

                                                                                                                 (Unaudited)
                                                                                                        Three Months Ended March 31,
                                                                                                        ----------------------------
                                                                                                        2003                  2002
                                                                                                        ----                  ----

Operating Activities
Net income .............................................................................             $    432              $    337

Adjustments to reconcile net income to net cash
     provided by operating activities
         Provision for loan losses .....................................................                  208                   110
         Depreciation ..................................................................                   51                    48
         Deferred tax asset ............................................................                  (60)                  (25)
         Decrease in interest receivable ...............................................                    5                    16
         Decrease (increase) in other assets ...........................................                 (340)                    4
         Increase in accrued expenses and other liabilities ............................                   29                    25
                                                                                                     --------              --------

Net cash provided by operating activities ..............................................                  325                   515


Investing Activities
         Purchase of securities available for sale .....................................                    0                (5,000)
         Purchase of restricted FHLB stock .............................................                 (100)                    0
         Proceeds from called available for sale securities ............................                4,500                     0
         Proceeds from sale of other real estate owned .................................                  625                     0
         Origination of loans, net of principal collected ..............................              (16,085)               (8,295)
         Purchase of premises and equipment ............................................                 (601)                  (27)
         Increase in cash surrender value of life insurance ............................                    9                     0
                                                                                                     --------              --------

Net cash used in investing activities ..................................................              (11,652)              (10,322)

Financing Activities
         Net increase in deposits ......................................................               21,302                19,471
         Net increase in retail repurchase agreements ..................................                  598                 1,151
         Net increase (decrease) in other borrowings ...................................                 (242)                  419
         Proceeds from exercise of stock options .......................................                    0                    48
                                                                                                     --------              --------
Net cash provided by financing activities ..............................................               21,658                21,089
                                                                                                     --------              --------

Net increase in cash and cash equivalents ..............................................               10,331                11,282

Cash and cash equivalents, beginning ...................................................                4,292                 6,439

Cash and cash equivalents, ending ......................................................               14,623                17,721

                   FIRST SOUTH BANCORP, INC. AND SUB6SIDIARY

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2002, contained in the Corporation's 2002 Annual Report on Form 10-KSB.

Note 2.  Accounting for Stock-Based Compensation

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.

                                                                                              Three months              Three months
                                                                                                 ended                     ended
($ amounts in thousands, except per share amounts)                                          March 31, 2003            March 31, 2002
                                                                                            --------------            --------------

Net income: As reported ............................................................            $    432                  $    337

Deduct: Total stock-based compensation cost
         determined under the fair value method,
         net of tax ................................................................                  22                        21
                                                                                                --------                  --------

Pro forma ..........................................................................            $    410                  $    316

Basic earnings per share:
         As reported ...............................................................            $    0.47                 $   0.37
         Pro forma .................................................................            $    0.45                 $   0.34

Diluted earnings per share:
         As reported ...............................................................            $    0.45                 $   0.34
         Pro forma .................................................................            $    0.42                 $   0.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2003 and 2003; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.00%, and expected lives of 10 years for the options.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Note 3 - Earnings per Share

         Earnings per share has been determined under the provisions of the statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 920,780, respectively.

         The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors, officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2003 and 2002 (in thousands, except share data):

                                                          Three Months Ended
                                                               March 31,
                                                           2003          2002
                                                           ----          ----
Net income .......................................       $    432       $    337

Weighted average outstanding shares ..............        920,780        920,780
Dilutive effect of stock options .................         64,032         57,397
                                                         --------       --------
Weighted average diluted shares ..................        984,812        978,177

Diluted earnings per share .......................       $    .44       $    .34

Note 4 - Impact of Recently Issued Accounting Standards

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002; its adoption effective January 1, 2003 did not have a material impact on the financial statements of the Company.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002 and are included in these interim financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends SFAS No. 133 for certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process and to clarify the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain specific issues already addressed by the Derivatives Implementation Group and declared effective that are included in the statement. The adoption of the provisions of this statement is not expected to have a material impact on the financial statements of the Company.

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

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2002.

Net Income
For the first three months of 2003, First South Bancorp, Inc. earned a net profit of approximately $432 thousand, or $ .47 per share, compared to approximately $337 thousand, or $ .37 per share, for the same period in 2002. This 27% increase in net income occurred despite (i) a 25% increase in noninterest expense from $915 thousand to $1.146 million, (ii) an increase in the provision for loan losses related to loan growth from $110 thousand to $208 thousand, and (iii) a 36% reduction in noninterest income from $310 thousand to $200 thousand. Though the deferred tax benefit recognized in the first quarter of 2003, compared to the amount recognized in the first quarter of 2002, contributed to the net income increase, improved earnings for the period resulted primarily from the $561 thousand, or 45.8%, increase in net interest income.

Profitability
Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the period were .90% and 12.00%, respectively.

Table One                    Selected Earnings Ratios
                      at or for the Periods Ending March 31


                                                          2003             2002
                                                          ----             ----
Return on Average Assets .......................           .90%             .88%

Return on Average Equity .......................         12.00%           10.43%

Dividend Payout Ratio ..........................           N/A              N/A

Average Stockholders Equity
as a Percentage of Average Assets ..............          7.47%            8.40%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income
Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. Net interest income for the first three months of 2003 increased over that of the same period in 2002 by $561 thousand, or 45.8%. A number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first three months of 2003.

Though growth in total earning assets of $37.1 million, or 24.8%, was certainly a significant factor in the area of interest income performance, the change in the earning assets mix also played a major role in the yield on earning assets. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 87.5% in 2002 to 88.6% in 2003. The combined result of these two positive influences on interest income was a $ 466 thousand, or 19.8%, increase in interest income for the period.

For the first three months of 2003, the cost of funds averaged 2.53%, a decrease of 93 basis points from the average cost of funds rate of 3.46% in 2002. This 93 basis points decline in the cost of funds rate was greater than the 26 basis points decline in the earning assets yield and that difference was the chief factor in the net interest income increase. Increases in the first quarter's interest rate spread and net interest margin can be directly attributed to a larger percentage of interest-bearing liabilities in 2003, 37.9 %, as compared to 28.1% in 2002, being immediately repriceable as rates declined.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the three months ended March 31, 2003 and 2002.

Table Two             Net interest Income and Average Balance Analysis
                       for the Three Months Ended March 31
                                  2003 and 2002
                            ($ amounts in thousands)

                                                                                            Interest                    Average
                                                                                            --------                    -------
Interest-Earning Assets (000)                             Average  Balance               Income/Expense                Yield/Cost
                                                          ----------------               --------------                ----------
                                                        2003            2002          2003            2002          2003        2002
                                                        ----            ----          ----            ----          ----        ----
Due From Banks - Int-Bearing ....................       5,876           8,270      $      17             34         1.17%      1.67%
Investments .....................................      15,432          10,340            159            151         4.18%      5.92%
Loans ...........................................     165,209         130,815          2,640          2,165         6.48%      6.71%
                                                    ---------         -------      ---------          -----
Total Interest Earning Assets ...................     186,517         149,425      $   2,816          2,350         6.12%      6.38%

Noninterest-Earning Assets
Cash & Due From Banks ...........................       4,210           2,715
Loan Loss Reserve ...............................      (1,802)         (1,457)
Investments: Fair value .........................         136             160
Premises & Equipment ............................       3,004           2,846
Interest Receivable & Other .....................       3,652           2,256
                                                    ---------         -------
Total Noninterest-Earning Assets ................       9,200           6,520
                                                    ---------         -------

TOTAL ASSETS ....................................   $ 195,717         155,945
                                                    =========         =======
Interest-Bearing Liabilities
NOW Accounts ....................................   $  32,960          28,463      $     153            170         1.88%      2.42%
Money Market & Savings ..........................      24,959           2,707            117              9         1.90%      1.35%
Time Deposits & IRA's ...........................      91,913          85,039            639            817         2.82%      3.90%
Fed Funds Purchased & Repos .....................       4,511           5,627              7             17          .63%      1.23%
Other borrowed funds ............................      10,844          10,067            114            112         4.26%      4.51%
Demand Notes Issued to Treasury .................         206             336              1              1         1.02%      1.21%
                                                    ---------         -------      ---------      ---------
Total Interest-Bearing Liabilities ..............     165,393         132,239      $   1,031          1,126         2.53%      3.46%
                                                                                   ---------      ---------

Noninterest-Bearing Liabilities
Demand Deposits .................................      14,351           5,986
Interest Payable ................................         510             928
Other Liabilities ...............................         849             379
                                                    ---------         -------
Total Non Int-Bearing Liabilities ...............      15,710           7,293

Stockholders' Equity ............................      14,614          12,093
                                                    ---------         -------

Total Liabilities & Equity ......................   $ 195,717         112,880
                                                    =========         =======
Net Interest Income .............................                                  $   1,785      $   1,224
                                                                                   =========      =========

            Net Yield on Earning Assets .........                                                                   3.88%      3.32%
            Interest Rate Spread ................                                                                   3.59%      2.92%

Non-Interest Income
Non-interest income for the first three months of 2003 decreased by $ 110 thousand, or 35.5%, from the 2002 amount of $ 310 thousand. Though some categories of non-interest income experienced an increase in 2003 over 2002 amounts, commissions and fees generated by loan brokerage services were down significantly, $177 thousand. Table Three provides the details of the three month 2003 to 2002 performance comparison of categories of non-interest income.

Table Three            Summary of Total Noninterest Income
                       for the Three Months Ended March 31
                                  2003 and 2002
                            ($ amounts in thousands)

                                                             2003           2002
                                                             ----            ---
Service Charges ..................................           $ 70           $ 60
Commissions & Fees ...............................            105            235
Other Non-interest Income ........................             25             15
                                                             ----           ----
Total ............................................           $200           $310

Non-Interest Expense
Non-interest expense for the first three months of 2003 increased by $231 thousand, or 25.2%, over the first three months total of $915 thousand in 2002. While some of the operational expense increase experienced in 2003 can be attributed to the overall growth the bank experienced, start-up expenses of new employees and expenses shown in the "Other" category related to recent expansion into a new operational area, deferred presentment, accounted for approximately one-third of the total increase in non-interest expense.

Table Four provides a three month 2003 to 2002 performance comparison of various categories of non-interest expense.

Table Four            For the Three Months Ended March 31
                                  2003 and 2002
                            ($ amounts in thousands)

                                                           2003            2002
                                                           ----            ----
Salaries & Employee Benefits ...................          $  707          $  596
Occupancy & Equipment ..........................             128             125
Other ..........................................             311             194
                                                          ------          ------
Total ..........................................          $1,146          $  915

Income Taxes
Through March 31, 2003, $60 thousand had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. Though deductible for state income tax purposes, the non-deductibility for federal income tax purposes of the $208 thousand year-to-date charge to earnings as a provision for potential future loan losses served for book tax purposes to reduce the Corporation's taxes by 23.2%.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2003, $4,500,000 investment securities were called. There were no investment securities purchased.

Table Five               Analysis of Investment Securities
                            ($ amounts in thousands)

March 31, 2003                                                        Available for Sale                     Held for Investment
                                                                      ------------------                     -------------------
                                                                 Amortized             Fair              Amortized             Fair
                                                                   Cost                Value               Cost                Value
                                                                   ----                -----               ----                -----
Due in one year or less ............................              $    0              $    0              $    0              $    0
Due from one to five years .........................               8,497               8,593               1,516               1,544
Due from five to ten years .........................               1,000               1,017                   0                   0
Due After ten years ................................                 123                 127                 851                 932
                                                                  ======              ======              ======              ======
                                                                   9,620               9,737               2,367               2,476

December 31, 2002                                                     Available for Sale                     Held for Investment
                                                                      ------------------                     -------------------
                                                                 Amortized             Fair              Amortized             Fair
                                                                   Cost                Value               Cost                Value
                                                                   ----                -----               ----                -----
Due in one year or less ............................             $     0             $     0             $     0             $     0
Due from one to five years .........................              11,997              12,104               1,517               1,548
Due from five to ten years .........................               1,000               1,019                   0                   0
Due After ten years ................................               1,123               1,132                 851                 936
                                                                 =======             =======             =======             =======
                                                                  14,120              14,255               2,368               2,484

Excludes equity securities with no readily determinable market value of $600 thousand on 12/31/02 and $700 thousand on 3/31/03.

Loan portfolio

For the twelve month period between March 31, 2002 and March 31, 2003, loans increased by $40.5 million, or 30.1%. The percentage composition of the loan portfolio, as shown in Table Six, remained relatively stable excluding the categories of Construction/Land development and Nonfarm Nonresidential Properties. The changes in these categories resulted from the discovery and error corrections of loan classification codes which were not being changed after construction projects were completed and permanent financing established.

As shown in Table Seven, Variable Rate Loans comprised 86.2% of the total loan portfolio.

On March 31, 2003, there were two loans totaling $114 thousand on nonaccrual status.

Table Six                       Analysis of Loans
                                March 31 Balances
                            ($ amounts in thousands)

                                                                                 2003                               2002
                                                                                 ----                               ----
Real Estate:
   Construction / Land Development .........................           $  5,887              3.4%         $ 13,191              9.8%
   1-4 Family Residential Properties .......................             36,769             21.0%           26,208             19.5%
   Multifamily Residential Properties ......................              1,167               .7%            1,126               .8%
   Nonfarm Nonresidential Properties .......................             78,353             44.8%           52,917             39.4%
   Other Real Estate Loans .................................              1,749              1.0%            1,137               .9%
Commercial & Industrial ....................................             48,506             27.7%           39,000             29.6%
Consumer ...................................................              2,470              1.4%              830               .6%
Other ......................................................                 45                -%               52                -%
                                                                       ========                           ========
TOTAL ......................................................           $174,946            100.0%         $134,461            100.0%

Table Seven     Analysis of Loan Maturities and Repricing Frequency
                              as of March 31, 2003
                            ($ amounts in thousands)

                                             Within        > 3 Months-        > 1 Year-    > 3 Years-          Over
                                            3 Months        12 Months         3 Years        5 Years          5 Years         Total
                                            --------        ---------         -------        -------          -------         -----
Variable Rate Loans ................        $150,842                                                                        $150,842

Fixed Rate Loans ...................        $  9,265           4,849           3,034           3,812           3,030        $ 23,990

Total Loans ........................        $160,107           4,849           3,034           3,812           3,030        $174,832

Excludes loans on non-accrual status of $114 thousand

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. Management also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending March 31, 2003 and 2002, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                       for the Three Months Ended March 31

                                                     2003                2002
                                                     ----                ----
Balance at Beginning of Year .............       $ 1,750,000        $ 1,450,000
Provision Charged to Operations ..........           208,000            109,850
Loans Charged-off ........................          (216,000)           (75,000)
Charged-Off Loan Recoveries ..............           184,000                150
                                                 -----------        -----------
Balance At End Of Period .................         1,926,000          1,485,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap"analysis. The Bank's Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2003, the cumulative one-year gap for the Bank was a positive, or asset sensitive, $ 33.6 million. At March 31, 2002, the cumulative five-year gap for the Bank was a positive $ 14.6 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2003.

                                   Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of March 31, 2003
                            ($ amounts in thousands)

                                                              One Year           Over One Year           Over
                                                             or Less            -Five Years            Five Years            Total
                                                             --------            ----------            ----------            -----
Interest Earning Assets
Due from banks .................................             $  9,700             $      0             $      0             $  9,700
Investment securities* .........................                    0               10,013                1,974               11,987
FHLB stock .....................................                  700                    0                    0                  700
Loans** ........................................              164,956                6,846                3,030              174,832
                                                             ========             ========             ========             ========
Total ..........................................             $175,356             $ 16,859             $  5,004             $197,219

*Amortized cost
** Excludes $114 thousand in loans on non-accrual status.

Interest-Bearing Liabilities
NOW Accounts .........................................           $ 33,189           $      0            $      0            $ 33,189
Savings & MMIA .......................................             23,054                  0                   0              23,054
Time Deposits:$100m & > ..............................             19,648              4,447                   0              24,095
Time Deposits: < $100m ...............................             59,952             17,691                   0              77,643
Repurchase Agreements ................................              3,828                  0                   0               3,828
Other Borrowed Funds .................................                213                  0              10,000              10,213
                                                                 ========           ========            ========            ========
Total ................................................           $139,884           $ 22,138            $ 10,000            $172,022

Period Gap ...........................................           $ 35,472           $ (5,279)           $ (4,996)           $ 25,197

Cumulative Gap .......................................           $ 35,472           $ 30,193            $ 25,197

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities ......................              125.4%              76.1%              50.4%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities .....................              125.4%             118.6%             114.6%

                                                              3 Months          Over 3 Months           Over One
Time Deposits                                                  & Less            to 12 Months             Year                Total
                                                               ------            ------------             ----                -----
$100,000 and Greater ...........................              $ 9,859              $ 9,789              $ 4,447              $24,095

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 73.9% of total assets at March 31, 2003. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to increase its borrowings from that institution. The bank also has $10 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The $1,582,000 increase in equity during the twelve month period between March 31, 2002 and 2003 resulted from a $1,515,000 increase in retained earnings and a $67,000 increase in the net unrealized gain on available for sale securities.

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

The Bank's March 31, 2003 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                            To be well capitalized
                                                                                       For capital          under prompt corrective
As of March 31, 2003                                        Actual                adequacy purposes           action provisions
                                                            ------                -----------------           -----------------
                                                                                         Minimum                     Minimum
                                                                                         -------                     -------
                                                     Amount        Ratio          Amount          Ratio        Amount       Ratio
                                                     ------        -----          ------          -----        ------       -----
Total Capital (to risk ....................         $16,576         9.6%         $13,843           8.0%       $17,303         10.0%
weighted assets)

Tier 1 Capital (to risk ...................         $14,650         8.5%         $ 6,921           4.0%       $10,382          6.0%
weighted assets)

Tier 1 Capital (to ........................         $14,650         7.5%         $ 7,823           4.0%       $ 9,779          5.0%
average assets) (leverage)

Item 3 - Controls and Procedures

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

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



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
May 12, 2003                      ---------------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003                S/Barry L. Slider
                                   ---------------------------------------------
                                   Barry L. Slider
                                   President & Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003              S/V. Lewis Shuler
                                 -----------------------------------------------
                                 V. Lewis Shuler
                                 Executive Vice President & Chief Financial
                                 Officer