Form 10QSB
period 2003-06-30
FIRST SOUTH BANCORP INC
filed 2003-08-13
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 921,380 shares outstanding on July 30, 2003.

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [ X ]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

           Balance Sheets ..............................................     3

           Statements of Operations ....................................     4

           Statements of Comprehensive Income ..........................     5

           Statements of Cash Flows ....................................     6

           Statements of Changes in Shareholders' Equity ...............     7

           Notes to Unaudited Financial Statements .....................     8


  Item 2.  Management's Discussion and Analysis or Plan of Operation ...  11-20


Part II -         OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ............................     21


SIGNATURES .............................................................     22

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Amounts in Thousands)

                                                                                                  (Unaudited)
                                                                                                    June 30,               Dec. 31,
                                                                                                     2003                    2002
                                                                                                     ----                    ----
Assets
Cash & due from banks ............................................................               $   4,917                $   4,192
Due from banks - interest bearing ................................................                     100                      100
Investment securities:
         Securities held to maturity .............................................                   2,366                    2,969
         Securities available for sale(1) ........................................                   8,768                   14,255
Loans ............................................................................                 203,967                  158,861
      Less, allowance for loan losses ............................................                  (2,238)                  (1,750)
                                                                                                 ---------                ---------
Loans - net ......................................................................                 201,729                  157,111
Property & equipment, net ........................................................                   4,236                    2,812
Other assets .....................................................................                   3,672                    3,610
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 225,788                $ 185,049

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  14,967                $  14,487
      Interest-bearing ...........................................................                 179,110                  141,163
                                                                                                 ---------                ---------
                  Total deposits .................................................                 194,077                  155,650

Securities sold under repurchase agreements ......................................                   3,920                    3,230
Other borrowed funds .............................................................                  10,000                   10,000
Demand notes issued to the U.S. Treasury .........................................                     459                      454
Other liabilities ................................................................                   2,069                    1,365
                                                                                                 ---------                ---------
                  Total liabilities ..............................................               $ 210,525                $ 170,699

Shareholders' equity
Common stock - no par value; 20,000,000 authorized,
Outstanding 921,380 and 920,780 respectively
Additional paid-in capital .......................................................                  11,153                   11,145
Undivided profits ................................................................                   4,019                    3,121
Accumulated other comprehensive income/(loss) ....................................                      91                       84
                                                                                                 ---------                ---------
         Total shareholders' equity ..............................................                  15,263                   14,350
                                                                                                 ---------                ---------
         Total liabilities and shareholders' equity ..............................               $ 225,788                $ 185,049
                                                                                                 =========                =========

(1)  Includes FHLB Stock

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                            Statements of Operations

                                                                                               (Unaudited)
                                                                                            Period ended June 30,
                                                                                            ---------------------
                                                                                Three Months                     Six Months
                                                                                ------------                     ----------
                                                                            2003         2002              2003              2002
                                                                            ----         ----              ----              ----
                                                                                   (Amounts in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 3,095          $ 2,367          $ 5,735          $ 4,533
         Investment securities .................................             118              201              277              352
         Interest bearing deposits .............................              23               45               40               79
                                                                         -------          -------          -------          -------

         Total interest income .................................           3,236            2,613            6,052            4,964

Interest expense
         Deposits and borrowings ...............................           1,102            1,080            2,133            2,207

Net interest income ............................................           2,134            1,533            3,919            2,757
         Provision for loan losses .............................            (310)            (181)            (518)            (291)
                                                                         -------          -------          -------          -------
Net interest income after provision ............................           1,824            1,352            3,401            2,466

Other income
         Service charges on deposit accounts ...................              87               57              157              117
         Other income ..........................................             162               97              292              347
                                                                         -------          -------          -------          -------
         Total noninterest income ..............................             249              154              449              464

Other expenses
         Salaries and benefits .................................             734              546            1,441            1,142
         Occupancy and equipment ...............................             138              125              266              250
         Other expense .........................................             428              214              739              408
                                                                         -------          -------          -------          -------
         Total other expense ...................................           1,300              885            2,446            1,800

Income before income taxes .....................................             773              621            1,404            1,130
         Provision for income taxes ............................             307              251              506          $   423
                                                                         -------          -------          -------          -------

Net income .....................................................         $   466          $   370          $   898          $   707

         Basic per share earnings ..............................         $   .51          $   .40          $   .97          $   .77
         Diluted per share earnings ............................         $   .48          $   .38          $   .93          $   .73

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income


                                                               (Unaudited)
                                                        Six Months Ended June 30
                                                        ------------------------
                                                          2003           2002
                                                          ----           ----
                                                          (Amounts in Thousands)

Net Income ...........................................    $ 898        $ 707

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ..........       11           27

Income tax (expense) benefit on other
                comprehensive income (loss) ..........       (4)         (10)
                                                          -----        -----
Total other comprehensive income (loss) ..............        7           17

Comprehensive income (loss) ..........................    $ 905        $ 724
                                                          =====        =====

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                For the Six Months ended June 30, 2003 and 20021
                             (Amounts in thousands)

                                                                                                                 (Unaudited)
                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                                   --------
                                                                                                           2003               2002
                                                                                                           ----               ----
                                                                                                           (Amounts in thousands)
Operating Activities
Net income .................................................................................           $    898            $    707

Adjustments to reconcile net income to net cash
    provided by operating activities
         Provision for loan losses .........................................................                518                 291
         Depreciation ......................................................................                109                  97
         Director fees .....................................................................                 42                  30
         Deferred tax asset ................................................................               (165)                (72)
         Increase in other assets ..........................................................                151                (109)
         Increase (decrease) in accrued expenses and other liabilities .....................                572                (308)
                                                                                                       --------            --------

Net cash provided by operating activities ..................................................              2,125                 636


Investing Activities
         Purchase of securities available for sale .........................................             (2,000)            (10,000)
         Redemption of restricted FHLB stock ...............................................                100                   0
         Proceeds from call of available for sale securities ...............................              8,000               4,000
         Origination of loans, net of principal collected ..................................            (45,106)            (12,545)
         Purchase of premises and equipment ................................................             (1,522)                (45)
                                                                                                       --------            --------

Net cash used in investing activities ......................................................            (40,528)            (18,590)

Financing Activities
         Net increase in deposits ..........................................................             38,434              21,855
         Net increase in retail repurchase agreements ......................................                690               2,029
         Proceeds from other borrowings ....................................................                  4                 285
                                                                                                       --------            --------

Net cash provided by financing activities ..................................................             39,128              24,169

Net increase in cash and cash equivalents ..................................................                725               6,215

Cash and cash equivalents, beginning .......................................................              4,292               6,439

Cash and cash equivalents, ending ..........................................................              5,017              12,654

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statements of Changes in Shareholders' Equity
         Year-ended December 31, 2002 and Six Months Ended June 30, 2003
                                   (Unaudited)

                                                                                                       ACCUMULATED
                                                SHARES OF                         ACCUMULATED            OTHER            TOTAL
                                                 COMMON           PAID-IN           EARNINGS          COMPREHENSIVE    STOCKHOLDERS'
                                                 STOCK            CAPITAL           (DEFICIT)         INCOME/(LOSS)        EQUITY
                                                 -----            -------           ---------         -------------        ------
Balance at
December 31, 2001 ..................            917,180         $11,096,989        $ 1,701,776        $   110,188        $12,908,953

Exercised
  stock options ....................              3,000              48,000                                                   48,000

Net income .........................                                                 1,418,764

Net change in
  unrealized gain on
  available for sale
  securities, net of tax ...........                                                                      (25,986)

Comprehensive income ...............                                                                                       1,392,778
                                            -----------         -----------        -----------        -----------        -----------
Balance at
December 31, 2002 ..................            920,780         $11,144,989        $ 3,120,540        $    84,202        $14,349,731

                                                                                                     ACCUMULATED
                                                                 ADDITIONAL                             OTHER              TOTAL
                                                 COMMON           PAID-IN          ACCUMULATED       COMPREHENSIVE     STOCKHOLDERS'
                                                  STOCK           CAPITAL           EARNINGS         INCOME/(LOSS)         EQUITY
                                                  -----           -------           --------         -------------         ------
Balance at
December 31, 2002 ...................            920,780        $11,144,989        $ 3,120,540        $    84,202        $14,349,731
Exercised
  stock options .....................                600              7,500                                                    7,500

Net income ..........................            898,135

Net change in
  unrealized gain on
  available for sale
  securities, net of tax ............              6,416

Comprehensive income ................            904,551
                                             -----------        -----------        -----------        -----------        -----------
Balance at
June 30, 2003 .......................            921,380        $11,152,489        $ 4,018,675        $    90,618        $15,261,782

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1 - Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the financial statements and notes thereto for the Corporation's fiscal year ended December 31, 2002, contained in the Corporation's annual report on Form 10-KSB.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.

                                                                                          Six months ended          Six months ended
                                                                                           June 30, 2003             June 30, 2002
                                                                                           -------------             -------------
Net income:
     As reported .....................................................................          $   898                $   707

     Deduct: total stock-based compensation cost
       determined under the fair value method, net
       of tax ........................................................................               41                     47
                                                                                                -------                -------
     Pro forma .......................................................................          $   857                $   660
                                                                                                =======                =======

Basic earnings per share:
     As reported .....................................................................          $   0.97               $  0.77
     Pro forma .......................................................................          $   0.93               $  0.72
Diluted earnings per share:
     As reported .....................................................................          $   0.93               $  0.73
     Pro forma .......................................................................          $   0.89               $  0.69


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the six-month periods ended June 30, 2003 and 2002; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.00%, and expected lives of 10 years for the options.

Note 2 - Earnings per Share

         Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2003 and 2002, basic earnings per share has been computed based upon the weighted average common shares outstanding of 920,980 and 920,780, respectively.

         The only potential stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors, officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended June 30, 2003 and 2002 (in thousands, except share data):

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                           2003           2002
                                                           ----           ----

Net income .......................................       $    898       $    707
Weighted average outstanding shares ..............        920,980        920,780

Basic earnings per share .........................       $   0.97       $   0.77


Weighted average outstanding shares ..............        920,980        920,780
Dilutive effect of stock options .................         43,712         41,139
                                                         --------       --------
Weighted average diluted shares ..................        964,692        961,919

Diluted earnings per share .......................       $   0.93       $   0.73

Note 3 - Impact of Recently Issued Accounting Standards

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

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement is not expected to have a material impact on the financial statements of the Company.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of this FASB Interpretation did not have a significant effect on financial position or results of operations of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The adoption of the provisions of this FASB Interpretation did not have a significant effect on financial position or results of operations of the Company.

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                                 Part I - Item 2

 Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

Statements included in Management's Discussion and Analysis or Plan of Operation which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, adequacy of allowance for loan losses, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS: SIX MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2002.

Net Income

For the first six months of 2003, First South Bancorp, Inc. earned a net profit of $898,000, compared to $707,000 for the same period in 2002, an increase of $191,000, or 27%. Basic earnings per share were $.97 in the 2003 period, compared to $.77 for the 2002 period. The improvement in net income for the period can be directly attributed to one income component, net interest income. Net interest income increased $1,162,000, or 42%. As detailed in Table Four, however, a substantial portion of the increase in net interest income was offset by a $646,000, or 36%, increase in non-interest expense.

Profitability

Earnings of financial institutions are often measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first six months of 2003 were .87 % and 11.87 %, respectively.

Table One
                            Selected Earnings Ratios
                      at or for the Periods Ending June 30

                                                          2003           2002
                                                          ----           ----
Return on Average Assets .........................         .87%           .87%
Return on Average Equity .........................       11.87%         10.71%
Dividend Payout Ratio ............................         N/A            N/A
Average Stockholders Equity
as a Percentage of Average Assets ................        7.37%          8.15%

The changes in ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first six months of 2003 increased over that of the same period in 2002 by $1,162,000, or 42%. A number of factors discussed below combined to produce the change in net interest income. Net interest income for the six months ended June 30, 2003 included $285,000 generated by a deferred presentment lending program initiated in the fourth quarter of 2002. In June 2003 the Corporation decided to exit the program after consultation with its bank regulators because of concerns expressed by the regulators about such lending and their requirements for engaging in it. The Corporation expects to be out of the program not later than the fourth quarter of 2003. The loss of net interest income from the program will be substantially offset by reductions in non-interest expenses associated with the program (such costs totaled $161,000 for the first six months of 2003).

Though growth in average earning assets of $41.2 million, or 26.3 %, was a significant factor in the improvement in net interest income, the change in the earning assets mix also contributed to the improvement. Deferred presentment loans were responsible for $2.1 million of the growth in average loans. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 85.8 % in 2002 to 89.5 % in 2003. Additionally, the category of earning assets with the lowest interest yield, interest-bearing due from banks, decreased as a percentage of total earning assets from 6.1 % in 2002 to 3.5 % in 2003. The positive effect on the earning assets yield of the growth in earning assets and the change in the earning assets mix was diminished, however, by a continuation of declining interest rates. The overall yield on earning assets for the first six months of 2003 decreased by 22 basis points as compared to the same period in 2002.

For the first six months of 2003, the cost of funds averaged 2.45 %, a reduction of 79 basis points from the average cost of funds rate of 3.24% in 2002. The single most significant factor in the net interest income increase in 2003 was the fact that the decrease in the cost of funds rate was 57 basis points greater than the decrease in earning assets yield. Some of these positive effects were offset by a greater portion of earning assets being funded by interest-bearing liabilities, 88.9 % and 87.6 %, respectively.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2003 and 2002.

Table Two
                    Net interest Income and Average Balances
                        for the Six Months Ended June 30
                                  2003 and 2002
                             (Amounts in thousands)

                                                                                               Interest                Average
Interest-Earning Assets (000)                               Average Balance                 Income/Expense            Yield/Cost

                                                          2003           2002             2003         2002         2003       2002
                                                          ----           ----             ----         ----         ----       ----
Interest Bearing Due From Banks ....................  $   6,836           9,592              40            79        1.18%     1.66%
Investments ........................................     13,878          12,703             277           352        4.03%     5.59%
Loans ..............................................    177,060         134,308           5,735         4,533        6.53%     6.81%
                                                      ---------       ---------       ---------     ---------        ----      ----
Total Interest Earning Assets ......................  $ 197,774       $ 156,603       $   6,052     $   4,964        6.17%     6.39%

Noninterest-Earning Assets
Cash & Due From Banks ..............................  $   4,227           2,760
Loan Loss Reserve ..................................     (1,923)         (1,484)
Investments: Fair value ............................        126             132
Premises & Equipment ...............................      3,414           2,835
Interest Receivable & Other ........................      3,561           2,352
                                                      ---------       ---------
Total Noninterest-Earning Assets ...................  $   9,405       $   6,595

TOTAL ASSETS .......................................  $ 207,179       $ 163,198
                                                      =========       =========
Interest-Bearing Liabilities
NOW Accounts .......................................  $  32,891          29,658       $     301           354        1.85%     2.41%
Money Market & Savings .............................     28,146           2,833             265            18        1.90%     1.28%
Time Deposits & IRA's ..............................     99,577          88,782           1,325         1,574        2.68%     3.58%
Federal Funds Purchased & Repurchase
  Agreements .......................................      4,663           5,681              14            35         .61%     1.24%
Other borrowed funds ...............................     10,420          10,033             227           224        4.39%     4.50%
Demand Notes Issued to Treasury ....................        213             258               1             2         .95%     1.56%
                                                      ---------       ---------       ---------     ---------        ----      ----
Total Interest-Bearing Liabilities .................  $ 175,910       $ 137,245       $   2,133     $   2,207        2.45%     3.24%

Noninterest-Bearing Liabilities
Demand Deposits ....................................  $  14,880          11,510
Interest Payable ...................................        498             673
Other Liabilities ..................................      1,021             462
                                                      ---------       ---------
Total Non Interest-Bearing Liabilities .............  $  16,399       $  12,645

Stockholders' Equity ...............................  $  14,870       $  13,308

Total Liabilities & Equity .........................  $ 207,179       $ 163,198
                                                      =========       =========
Net Interest Income ................................                                  $   3,919     $   2,757

                Net Yield on Earning Assets ........                                                                 4.00%     3.55%
                    Interest Rate Spread ...........                                                                 3.72%     3.15%

Other Income

Total other, or non-interest, income decreased for the first six months of 2003 by $15,000 from $464,000 in 2002. Although service charges on deposit accounts increased by $40,000, or 34%, the most notable offsetting decrease in noninterest income occurred in the commissions and fees category. Commissions and fees decreased by $64,000 as a result of a decline in the income derived from the brokering of loans, as compared to last year, as a result of a smaller dollar amount of such loans closing during the period. Due to the nature of the loan brokering business and the Corporation's limited involvement in it, this source of income is likely to be unpredictable. Table Three provides a performance comparison of categories of non-interest income for the six month periods ended June 30, 2002 and 2003.

Table Three
                       Summary of Total Noninterest Income
                        for the Six Months Ended June 30
                                  2003 and 2002
                             (Amounts in thousands)

                                                            2003            2002
                                                            ----            ----
Service Charges ................................            $157            $117
Commissions & Fees .............................             253             317
Other Noninterest Income .......................              39              30
                                                            ----            ----
Total ..........................................            $449            $464

Other Expense

Other, or non-interest, expense for the first six months of 2003 increased by $646,000, or 36%, over the first six months total in 2002 of $1,800,000. While some of the operational expense increase experienced in 2003 can be attributed to increases from vendors with which the bank contracts for third-party services, the most significant increase was experienced in personnel expenses due to the hiring of twelve additional full-time employees. Salaries and benefits expense increased $299,000, or 46%, of the total $646,000 non-interest expense increase. The deferred presentment lending program was responsible for $16,000 of the salaries and benefits, $6,000 of the occupancy and equipment and $139,000 of the other expenses recorded for the six months ended June 30, 2003.

Table Four provides a six month 2003 to 2002 performance comparative of various categories of non-interest expense.

Table Four
                        For the Six Months Ended June 30
                                  2003 and 2002
                             (Amounts in thousands)

                                                           2003            2002
                                                           ----            ----
Salaries & Employee Benefits ...................          $1,441          $1,142
Occupancy & Equipment ..........................             266             250
Other ..........................................             739             408
                                                          ------          ------
Total ..........................................          $2,446          $1,800

Income Taxes

Through June 30, 2003, $165,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2003, $8,000,000 in government agency securities with a weighted rate of 4.24% were called. During this same period, $2,000,000 in government agency securities with a weighted average rate of 3.21% were purchased. A total of $10,000,000 (par) of investment securities were pledged on June 30, 2003.

Table Five
                       Analysis of Investment Securities
                             (Amounts in thousands)

June 30, 2003                          Available for Sale    Held for Investment
                                       ------------------    -------------------
                                       Amortized    Fair     Amortized    Fair
                                          Cost      Value       Cost      Value
                                          ----      -----       ----      -----

Due in one year or less ............     $    0     $    0     $    0     $    0
Due from one to five years .........      6,997      7,122      1,514      1,552
Due from five to ten years .........      1,000      1,017          0          0
Due After ten years ................        123        129        852        995
                                         ======     ======     ======     ======
                                          8,120      8,268      2,366      2,547

December 31, 2002                      Available for Sale    Held for Investment
                                       ------------------    -------------------
                                       Amortized    Fair     Amortized    Fair
                                          Cost      Value       Cost      Value
                                          ----      -----       ----      -----

Due in one year or less ............    $     0    $     0    $     0    $     0
Due from one to five years .........     11,997     12,104      1,518      1,548
Due from five to ten years .........      1,000      1,019          0          0
Due After ten years ................      1,123      1,132        851        936
                                        =======    =======    =======    =======
                                        $14,120    $14,255    $ 2,369    $ 2,484

Loan portfolio

From June 30, 2002 to June 30, 2003, loans increased by $65.4 million, or 47.2%. As is shown in Table Six, loans secured by real estate continued to comprise a substantial percentage of the total loan portfolio, 72.3% versus 71.3% in 2002. The Corporation's loan portfolio on June 30, 2003, as shown in Table Seven reflects an increase of fixed rate loans as a percentage of the portfolio from 8.6% in 2002 to 13.9% in 2003.

Table Six
                                Analysis of Loans
                                June 30 Balances
                             (Amounts in thousands)

                                                                          2003                              2002
                                                                          ----                              ----
 Real Estate:
   Construction / Land Development .........................           $  9,253              4.5%         $  7,819              5.7%
   1-4 Family Residential Properties .......................             44,267             21.7%           26,507             19.1%
   Multifamily Residential Properties ......................              1,142               .6%            1,246               .9%
   Nonfarm Nonresidential Properties .......................             91,172             44.7%           62,081             44.8%
   Other Real Estate Loans .................................              1,693               .8%            1,167               .8%
Commercial & Industrial ....................................             51,916             25.5%           38,960             28.1%
Consumer ...................................................              4,524              2.2%              831               .6%
                                                                       ========                           ========
TOTAL ......................................................           $203,967            100.0%         $138,611            100.0%



Table Seven
               Analysis of Loan Maturities and Repricing Frequency
                               as of June 30, 2003
                             (Amounts in thousands)

                                             Within      > 3 Months        > 1 Year        > 3 Years         Over
                                           3 Months       12 Months         3 Years         5 Years         5 Years         Total
                                           --------       ---------         -------         --------        -------         -----
Variable Rate Loans ...............        $174,954                                                                        $174,954*

Fixed Rate Loans ..................        $ 13,007           4,759            4,009           3,964           2,560       $ 28,299
                                           --------           -----            -----           -----           -----       --------

Total Loans .......................        $187,961           4,759            4,009           3,964           2,560       $203,253

*Excludes two loans on non-accrual which total $714.

Allowance for loan losses

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risk categories in relationship to the current and forecasted economic environment. The Corporation also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending June 30, 2003 and 2002, as well as the amounts charged to the allowance as a loss and credited to the allowance as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                        for the Six Months Ended June 30

                                                     2003                2002
                                                     ----                ----
Balance at Beginning of Year .............       $ 1,750,000        $ 1,450,000
Provision Charged to Operations ..........           518,000            290,580
Loans Charged-off ........................          (552,000)          (190,616)
Loan Recoveries ..........................           522,000                 36
                                                 -----------        -----------
Balance At End Of Period .................       $ 2,238,000        $ 1,550,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2003, the cumulative one-year gap was a positive or asset sensitive $32.1 million. At June 30, 2003, the cumulative five-year gap was a positive $20.8 million or 9.21 % of total assets. The positive gap is largely attributable to the extent to which management prefers to make loans on a variable rate basis. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Corporation's gap is within policy limits that were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Corporation's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2003.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                     Repricing Schedule as of June 30, 2003
                             (Amounts in thousands)

                                                                      One Year        Over One Year       Over
                                                                      or Less         -Five Years       Five Years         Total
                                                                      -------         -----------       ----------         -----
Interest Earning Assets
Due From Banks ...............................................        $    100         $      0          $      0         $    100
Investment Securities ........................................               0            8,511             1,975           10,486
FHLB Stock ...................................................             500                0                 0              500
Loans** ......................................................         192,720            7,973             2,560          203,253**
                                                                      ========         ========          ========         ========
Total ........................................................        $193,320         $ 16,484          $  4,535         $214,339

** Excludes $714 in loans on nonaccrual status

Interest-Bearing Liabilities

NOW Accounts .................................................        $ 32,226         $      0          $      0         $ 32,226
Savings & MMIA ...............................................          33,830                0                 0           33,830
Time Deposits:$100m & > ......................................          23,289            4,921                 0           28,210
Time Deposits: < $100m .......................................          67,485           17,359                 0           84,844
Repurchase Agreements ........................................           3,920                0                 0            3,920
Other Borrowed Funds .........................................             459                0            10,000           10,459
                                                                      ========         ========          ========         ========
Total ........................................................        $161,209         $ 22,280           $10,000         $193,489

Period  Gap ..................................................          32,111           (5,796)           (5,465)          20,850

Cumulative Gap ...............................................          32,111           26,315            20,850

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities ..............................           119.9%            73.9%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities .............................           119.9%           114.3%

                                                              3 Months           Over 3 Months          Over One
Time Deposits                                                  & Less            to 12 Months             Year                Total
                                                               ------            ------------             ----                -----
 $100,000 and Greater ...........................              $5,799              $17,490              $ 4,921              $28,210

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base. At June 30, 2003, core deposits equaled approximately 62% of total assets. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial loans. The bank also has $10 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the
Corporation's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

Tier 1 capital of the bank increased $1,610,000 between June 30, 2003 and 2002, and $898,000 from December 31, 2002 to June 30, 2003. These increases resulted from the earnings retained during these periods.

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

The Bank's June 30, 2003 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                              To be well capitalized
                                                                                       For capital           under prompt corrective
June 30, 2003                                                Actual                 adequacy purposes          action provisions
                                                     ----------------------         -----------------          -----------------
(Amounts in thousands)
                                                                                         Minimum                      Minimum
                                                                                         -------                      -------
                                                     Amount           Ratio       Amount         Ratio        Amount          Ratio
                                                     ------           -----       ------         -----        ------          -----
Total Capital (to risk weighted assets)..........   $17,354           8.69%      $15,985          8.0%       $19,981           10.0%


Tier 1 Capital (to risk weighted assets).........   $15,116           7.57%      $ 7,992          4.0%       $11,989            6.0%


Tier 1 Capital (to average assets) ..............   $15,116           6.92%      $ 8,735          4.0%       $10,919            5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2002.

Net income for the second quarter of 2003 increased by $96,000, or 25.9%, over the same period in 2002. Net interest income for the three months ended June 30, 2003, was $2.1 million, a 39% increase over the $1.5 million amount earned during the second quarter of 2002. Non-interest income for three months ended June 30, 2003, was $95,000, or 61%, greater than the amount received for the same period in 2002. Non-interest expense of $1.3 million for the three months was $415,000, or 47%, more than the 2002 three month period amount. Net interest income improved primarily due to growth of earning assets and a change in the earning assets mix. Non-interest income increased primarily due to the timing of the receipt of fees received for loan brokerage services. Approximately half of the $188,000 increase in the salaries and benefits expense category of non-interest expenses was directly related to additional staffing requirements necessitated by asset growth.

                           Three Months Ended June 30,
                             (Amounts in thousands)

Average Balances                           2003          2002          Increase
----------------                           ----          ----          --------

Earning assets ....................      $208,906       $163,703       $ 45,203
Earning assets yield ($) ..........      $  3,236       $  2,613       $    623
Earning assets yield (%) ..........          6.21%          6.40%      ( .19 %)
Interest-bearing liabilities ......      $186,310       $142,198       $ 44,112
Cost of funds ($) .................      $  1,102       $  1,080       $     22
Cost of funds (%) .................          2.37%          3.05%       (.68 %)
Interest Spread ($) ...............      $  2,134       $  1,533       $    601
Interest Spread (%) ...............          3.84%          3.35%           .49%


Item 3 - Controls and Procedures.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial concluded that the effectiveness of such controls and procedures was adequate.

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

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Corporation held its annual meeting of shareholders on May 21, 2003.

     (b)  The  following  persons were elected as directors of the  Corporation,
          each  to  serve  a  three-year   term  until  the  Annual  Meeting  of
          Shareholders in 2006.

Name                                                          Shares Voted
                                                              ------------
                                                          FOR           WITHHOLD
                                                          ---           --------

Roger A. F. Habisreutinger ...................          505,893          900
Chandrakant V. Shanbhag ......................          505,893          900
Ashley F. Houser .............................          505,893          900

Other directors whose terms continued after the meeting are:

Richard H. Brooks; Harold E. Flemming, M.D.; Joel C. Griffin; Herman E. Ratchford; Barry L. Slider and David G. White.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits included with this report: None

     (b)  Reports on Form 8-K : None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       First South Bancorp, Inc.

                                          s/ Barry L. Slider
August 11, 2003                        -----------------------------------------
                                       Barry L. Slider, President and Chief
                                       Executive Officer


                                          s/ V. Lewis Shuler
                                       -----------------------------------------
                                       V. Lewis Shuler, Executive Vice President
                                       (Principal Accounting Officer)

                                  CERTIFICATION

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    August 11, 2003                      s/ Barry L. Slider
       -----------------                  -----------------------------------
                                          Barry L. Slider
                                          Chief Executive Officer

                                  CERTIFICATION

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    August 11, 2003                      s/ V. Lewis Shuler
     -------------------                     ----------------------------------
                                             V. Lewis Shuler

                                             Chief Financial Officer