Form 10QSB
period 2003-09-30
FIRST SOUTH BANCORP INC
filed 2003-11-12
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
                      (Exact Name of Small Business Issuer)


            SOUTH CAROLINA                          57-1086258
        (State of Incorporation)         (IRS Employer Identification number)

                       1450 John B. White, Sr., Boulevard
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                            (Bank's Telephone Number)




Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 921,380 shares outstanding on November 7, 2003.

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Balance Sheet ...........................................    3

                  Statement of Operations .................................    4

                  Statement of Comprehensive Income .......................    5

                  Statement of Cash Flows .................................    6

                  Statement of Changes in Shareholders' Equity ............    7

                  Notes to Unaudited Statements ........................... 8-10


         Item 2.  Management's Discussion and Analysis ....................11-21

         Item 3.  Controls and Procedures .................................   21


Part II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ........................   22


SIGNATURES ................................................................   23

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                      (amounts in thousands, except shares)

                                                         (Unaudited)
                                                           Sept. 30,    Dec. 31,
                                                             2003         2002
                                                             ----         ----
Assets
Cash & due from banks ................................   $   7,474    $   4,192
Due from banks - interest bearing ....................       7,300          100
Investment securities:
         Securities held to maturity .................       2,365        2,969
         Securities available for sale ...............      11,889       14,255

Loans ................................................     208,728      158,861
      Less, allowance for loan losses ................      (2,400)      (1,750)
Loans - net ..........................................     206,328      157,111
Property & equipment, net ............................       5,116        2,812
Other assets .........................................       3,772        3,610
Total assets .........................................   $ 244,244    $ 185,049

Liabilities
Deposits: Noninterest-bearing ........................   $  17,922    $  14,487
             Interest-bearing ........................     194,366      141,163
                  Total deposits .....................     212,288      155,650

Securities sold under repurchase agreements ..........       3,873        3,230
Other borrowed funds .................................      10,000       10,000
Demand notes issued to the U.S. Treasury .............         124          454
Other liabilities ....................................       2,204        1,365
                   Total liabilities .................     228,489      170,699

Shareholders' equity
Common stock - no par value; 20,000,000 authorized,
Outstanding 921,380 and 920,780, respectively
Additional paid-in capital ...........................      11,152       11,145
Undivided profits / (loss) ...........................       4,560        3,121
Accumulated other comprehensive income/(loss) ........          43           84
           Total shareholders' equity ................      15,755       14,350

           Total liabilities and shareholders' equity    $ 244,244    $ 185,049

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                             Statement of Operations

                                                                                                  (Unaudited)
                                                                                          Period ended September 30,
                                                                                          --------------------------
                                                                                Three Months                      Nine Months
                                                                                ------------                      -----------
                                                                            2003            2002             2003             2002
                                                                            ----            ----             ----             ----
                                                                                 (amounts in thousands, except per share)
Interest income
         Loans, including fees .................................         $ 3,152          $ 2,375          $ 8,887          $ 6,908
         Investment securities .................................             125              210              402              562
         Other investments .....................................               9               35               49              113
                                                                         -------          -------          -------          -------
         Total interest income .................................           3,286            2,620            9,338            7,583

Interest expense
         Deposits and borrowings ...............................           1,131            1,072            3,264            3,278

Net interest income ............................................           2,155            1,548            6,074            4,305
         Provision for loan losses .............................            (213)            (152)            (731)            (442)
Net interest income after provision ............................           1,942            1,396            5,343            3,863

Other income
         Service charges on deposit accounts ...................              88               60              245              178
         Other income ..........................................             453              156              745              502
                                                                         -------          -------          -------          -------
         Total other income ....................................             541              216              990              680

Other expenses
         Salaries and benefits .................................             884              607            2,325            1,749
         Occupancy and equipment ...............................             188              117              454              366
         Other expense .........................................             564              251            1,303              660
                                                                         -------          -------          -------          -------
         Total other expense ...................................           1,636              975            4,082            2,775

Income before income taxes .....................................             847              637            2,251            1,768
         Provision for income taxes ............................             305              212              811              636
                                                                         -------          -------          -------          -------
Net income .....................................................         $   542          $   425          $ 1,440          $ 1,132

Basic per share earnings .......................................         $   .59          $   .46          $  1.56          $  1.23
Diluted per share earnings .....................................         $   .56          $   .44          $  1.49          $  1.18


                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                        Statement of Comprehensive Income
                             (amounts in thousands)

                                                                 (Unaudited)
                                                              Nine Months Ended
                                                                September 30
                                                                ------------
                                                             2003           2002
                                                             ----           ----


Net Income .........................................      $ 1,440       $ 1,132

Other comprehensive income (loss):

Change in unrealized holding gains &
    losses on available for sale securities ........          (67)           16

Income tax (expense) benefit on other
                comprehensive income (loss) ........           25            (6)
                                                          -------       -------
Total other comprehensive income (loss) ............          (42)           10

Comprehensive income ...............................      $ 1,398       $ 1,142
                                                          =======       =======

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                             Statement of Cash Flows
              For the Nine Months ended September 30, 2003 and 2002

                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                         2003                 2002
                                                                                                         ----                 ----
                                                                                                           (amounts in thousands)
Operating Activities
Net income .................................................................................           $  1,440            $  1,132

Adjustments to reconcile net income to net cash
                    provided by operating activities
         Provision for loan losses .........................................................                731                 442
         Depreciation ......................................................................                171                 144
         Director fees .....................................................................                 61                  44
         Deferred tax asset ................................................................               (215)               (124)
         (Increase) decrease in other assets ...............................................               (771)               (255)
         Increase (decrease) in accrued expenses and other liabilities .....................                865                (321)
                                                                                                       --------            --------

Net cash provided by operating activities ..................................................              2,282               1,062

Investing Activities
         Purchase of securities available for sale .........................................             (5,000)            (10,000)
         Purchase of restricted FHLB stock .................................................               (100)                  0
         Proceeds from call of available for sale securities ...............................              8,000               3,000
         Proceeds from maturities of held to maturity securities ...........................                  0               3,000
         Origination of loans, net of principal collected ..................................            (49,867)            (29,688)
         Proceeds from other real estate owned .............................................                625                   0
         Purchase of premises and equipment ................................................             (2,458)                (76)
                                                                                                       --------            --------

Net cash used in investing activities ......................................................            (48,800)            (23,764)

Financing Activities
         Net increase in deposits ..........................................................             56,680              30,070
         Proceeds from exercise of stock options ...........................................                  8                   0
         Net increase (decrease) in retail repurchase agreements ...........................                643                (964)
         Proceeds/(Payment)  of other borrowings ...........................................               (331)                410
                                                                                                       --------            --------

Net cash provided by financing activities ..................................................             57,000              29,516

Net increase (decrease) in cash and cash equivalents .......................................             10,482               6,814

Cash and cash equivalents, beginning .......................................................              4,292               6,439

Cash and cash equivalents, ending ..........................................................           $ 14,774            $ 13,253

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statement of Changes in Shareholders' Equity
                      Nine Months Ended September 30, 2003
                                   (Unaudited)
                 (amounts in thousands, except number of shares)

                                                                                                        ACCUMULATED
                                                    SHARES OF                                              OTHER           TOTAL
                                                     COMMON           PAID-IN          ACCUMULATED     COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK            CAPITAL            EARNINGS         INCOME           EQUITY
                                                     -----            -------            --------         ------           ------
Balance at
December 31, 2001 .......................           917,780           $ 11,097          $  1,702          $    110          $ 12,909

Exercised
stock options ...........................             3,000                 48                                                    48

Net income ..............................                                                  1,419

Net change in
unrealized gain on
available for sale
securities, net of tax ..................                                                                      (26)

Comprehensive income ....................                                                                                      1,393
                                                    -------           --------          --------          --------          --------
Balance at
December 31, 2002 .......................           920,780           $ 11,145          $  3,121          $     84          $ 14,350



                                                                                                        ACCUMULATED
                                                    SHARES OF                                              OTHER           TOTAL
                                                     COMMON           PAID-IN          ACCUMULATED     COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK            CAPITAL            EARNINGS         INCOME           EQUITY
                                                     -----            -------            --------         ------           ------
Balance at
December 31, 2002 .......................           920,780           $ 11,145          $  3,121          $     84          $ 14,350

Exercised
stock options ...........................               600                  7                                                     7

Net income ..............................                                                 1,440

Net change in
unrealized gain on
available for sale
securities, net of tax ..................                                                                     (42)

Comprehensive income ....................                                                                                      1,398
                                                    -------           --------          --------          --------          --------

Balance at
September 30, 2003 ......................           921,380           $ 11,152          $  4,561          $     42          $ 15,755

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2002, contained in the Corporation's Annual Report on Form 10-KSB.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes, with respect to its employee stock option plan. No stock-based employee compensation cost is reflected in net income for this plan.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.

                                                                            Three months ended                 Nine months ended
                                                                          9/30/03         9/30/02            9/30/03        9/30/02
                                                                          -------         -------            -------        -------
Net income:

As reported ....................................................         $   542         $   425         $   1,440         $   1,132

Deduct:
Total stock-based compensation cost
   determined under the fair value method, net .................              23              21                70                62
                                                                         -------         -------         ---------         ---------
         Pro forma .............................................         $   519         $   404         $   1,370         $   1,070

Basic earnings per share:
         As reported ...........................................         $   .59         $   .46         $    1.56         $    1.23
         Pro forma .............................................         $   .56         $   .44         $    1.49         $    1.16

Diluted earnings per share:
         As reported ...........................................         $   .56         $   .44         $    1.49         $    1.18
         Pro forma .............................................         $   .54         $   .42         $    1.42         $    1.11


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three and nine month periods ended September 30, 2003 and 2002; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.00 %, and expected lives of 10 years for the options.

Note 2 - Earnings per share

         Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the year-to-date period ended September 30, 2003 and 2002, basic earnings per share has been computed upon the weighted average common shares outstanding of 921,116 and 920,527, respectively.

         The only employee stock-based compensation arrangements of the Company, as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, are the stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended September 30, 2003 and 2002 (in thousands, except share data):

                                                             Nine Months Ended
                                                               September 30,
                                                               -------------
                                                           2003            2002
                                                           ----            ----
Net income .......................................       $  1,440       $  1,132
Weighted average outstanding shares ..............        921,116        920,527
Basic earnings per share .........................       $   1.56       $   1.23

Weighted average outstanding shares ..............        921,116        920,527
Dilutive effect of stock options .................         43,712         41,139
                                                         --------       --------
Weighted average diluted shares ..................        964,828        961,666

Diluted earnings per share .......................       $   1.49       $   1.18


Note 3 - Impact of Recently Issued Accounting Standards

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. Its adoption effective January 1, 2003, did not have a material impact on the financial statements of the Company.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method for accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002, and are included in these interim financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends SFAS No. 133 for certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process and to clarify the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain specific issues already addressed by the Derivatives Implementation Group and declared effective that are included in the statement. The adoption of the provisions of this statement did not have a material impact on the financial statements of the Company.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement did not have a material impact on the financial statements of the Company.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provision of this FASB interpretation did not have a significant effect on the financial position or results of operations of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The adoption of the provisions of this FASB Interpretation did not have a significant effect on financial position or results of operations of the Company.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

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


RESULTS OF OPERATIONS: NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2002.

Net Income

For the first nine months of 2003, First South Bancorp, Inc. earned a net profit of approximately $1,440,000, or $ 1.56 per share, compared to approximately $1,132,000, or $ 1.23 per share, for the same period in 2002. This 27.2 % increase in net income occurred despite a $997,000 increase in net non-interest expense from $2,095,000 to $ 3,092,000, and a $289,000 increase in the provision for loan losses primarily related to loan growth from $442,000 to $731,000. With the current income tax accruals for both years equaling 36 % of pretax income, the increase in net income can be almost exclusively attributed to the $1,769,000 increase in net interest income, from $4,305,000 to $6,074,000.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA for the period decreased by 2 basis points, or 2.2%, and ROAE increased by 156 basis points, or 13.9%.

Table One                   Selected Earnings Ratios
                 for the Nine Month Periods Ending September 30

                                                           2003           2002
                                                           ----           ----
Return on Average Assets .........................          .89%           .91%

Return on Average Equity .........................        12.75%         11.19%

Average Stockholders' Equity
as a Percentage of Average Assets ................         6.96%          8.10%

The changes in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first nine months of 2003 increased over that of the same period in 2002 by $1,769,000, or 41.1%. As in most, if not all, instances of comparing the net interest income performance between two different time periods, a number of factors combined to produce the change in net interest income which First South Bancorp experienced during the first nine months of 2003, as compared to the first nine months of 2002. Net interest income for the first nine months ended September 30, 2003, included $409,882 generated by a deferred presentment (payday) lending program initiated in the fourth quarter of 2002. In June 2003 the Corporation decided to exit the program after consultation with its bank regulators (the "Regulators") because of concerns expressed by the Regulators about such lending and their requirements for engaging in it. In September 2003, the Board of Directors of the Bank signed a memorandum of understanding with the Regulators covering various matters related to the Bank's exiting its deferred presentment lending program, as well as a number of other matters related to capital and strategic planning, implementation of new products and services, credit policies and procedures and agreeing that the Bank would not pay dividends without prior approval of the Regulators. The Corporation expects to be out of the deferred presentment lending program not later than the fourth quarter of 2003. The loss of net interest income from the program will be substantially offset by reductions in other expenses associated with the program (such costs totaling $254,035 for the first nine months of 2003).

Though growth in earning assets of $ 46.4 million, or 29 %, was certainly a major factor in the growth of interest income, the change in the earning assets mix between the two periods also contributed significantly to the increase in interest income. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 85.7% in 2002 to 90.6 % in 2003. However, the full positive effect of this change in the earning assets mix was partially offset by the reduced average loan yield in 2003, as compared to that of 2002. Compared to the same period last year, the average yield on loans declined by 29 basis points.

The net effect of the increase in average loans outstanding and the decline in the yield on loans was an increase in the dollar yield on loans of $ 1,979,000, or 28.6 %.

Also contributing significantly to the increase in net interest income was the $2,986,000 growth in average non-interest-bearing deposits. Growth in this category of deposits served as an alternative, and less expensive, funding source to that of funding earning assets with interest-bearing liabilities. Increased earnings for the first nine months of 2003, compared to those for the same period in 2002, can be largely attributed to balance changes, both growth and mix. Additionally, the decline in the average cost of funds of 77 basis points compared to the 28 basis points decline in the earning assets yield was a major factor in the increase in net interest income.

Table Two on the following page includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2003 and 2002.

           Table Two Net interest Income and Average Balance Analysis for the Nine Months Ended September 30, 2003 and 2002
                          (Dollar amounts in thousands)

                                                                                                    Interest      Average Annualized
Interest-Earning Assets (000)                                         Average Balance            Income/Expense        Yield / Cost
                                                                       2003        2002         2003         2002      2003    2002
                                                                       ----        ----         ----         ----      ----    ----
Interest-bearing
Due from Bank Accounts ........................................... $   5,916        9,080    $     49         113      1.11%   1.66%
Investments ......................................................    13,491       13,769         402         562      3.98%   5.44%
Loans ............................................................   187,386      137,510       8,887       6,908      6.43%   6.72%
                                                                   ---------      -------    --------      ------      ----    ----
Total Interest Earning Assets .................................... $ 206,793      160,359    $  9,338       7,583      6.04%   6.32%

Noninterest-Earning Assets
Cash & Due From Banks ............................................ $   4,553        2,817
Loan Loss Reserve ................................................    (2,044)      (1,517)
Investments: Fair value ..........................................       113          156
Premises & Equipment .............................................     3,862        2,823
Interest Receivable & Other ......................................     3,685        2,424
                                                                   ---------      -------
Total Noninterest-Earning Assets ................................. $  10,169        6,706

TOTAL ASSETS ..................................................... $ 216,962      167,062
                                                                   =========      =======
Interest-Bearing Liabilities
NOW Accounts ..................................................... $  33,054       30,606    $    436         552      1.76%   2.41%
Money Market & Savings ...........................................    31,188        4,789         431          62      1.85%   1.73%
Time Deposits & IRA's ............................................   105,275       88,601       2,034       2,271      2.58%   3.43%
Fed Funds Purchased & Repos ......................................     4,393        5,734          18          52       .55%   1.21%
Other borrowed funds .............................................    10,577       10,022         344         338      4.35%   4.51%
Demand Notes Issued to Treasury ..................................       226          260           1           3       .88%   1.54%
                                                                   ---------      -------    --------      ------      ----    ----
Total Interest-Bearing Liabilities ............................... $ 184,713      140,012    $  3,264       3,278      2.36%   3.13%

Noninterest-Bearing Liabilities
Demand Deposits .................................................. $  15,412       12,426
Interest Payable .................................................       512          636
Other Liabilities ................................................     1,218          466
                                                                   ---------      -------
Total Noninterest-bearing Liabilities ............................ $  17,142       13,528

Shareholders' Equity ............................................. $  15,107       13,522

Total Liabilities and
Shareholders' Equity ............................................. $ 216,962      167,062
                                                                   =========      =======
Net Interest Income ..............................................                           $  6,074    $   4,305

        Net Yield on Earning Assets ..............................                                                      3.93% 3.59%
        Interest Rate Spread .....................................                                                      3.68% 3.19%

Other Income

Other income for the first nine months of 2003 increased by $310,000, or 45.6 %, from the 2002 amount of $680,000. The largest dollar increase in any one category of non-interest income was the $196,000 increase in commissions and fees. The increase in commissions and fees accounted for 63.2 % of the total increase in other income. Table Three provides a nine month 2003 to 2002 performance comparison of categories of non-interest income.

Table Three               Summary of Total Other Income
                     for the Nine Months Ended September 30
                                  2003 and 2002
                             (Amounts in thousands)

                                                             2003           2002
                                                             ----           ----
Service Charges ..................................           $245           $178
Commissions & Fees ...............................            653            457
Other Non-interest Income ........................             92             45
                                                             ----           ----
Total ............................................           $990           $680

Other Expense

Non-interest expense for the first nine months of 2003 increased by $1,307,000, or 47.1 %, over the first nine months of 2002 of $2,775,000. While some of the operational expense increase experienced in 2003 resulted from the growth the bank experienced, a significant portion, 27 %, of the total increase can be attributed to opening a new branch office. An expense of $254,000, or 19.4 % of the total other expense increase, associated with both the initiation in the fourth quarter of 2002 and termination in 2003 of a deferred presentment lending program was also a significant factor in the total increase.

Table Four provides a nine month 2003 to 2002 performance comparison of various categories of other expense.

Table Four           For the Nine Months Ended September 30
                                  2003 and 2002
                             (Amounts in thousands)

                                                           2003             2002
                                                           ----             ----
Salaries & Employee Benefits ...................          $2,325          $1,749
Occupancy & Equipment ..........................             454             366
Other ..........................................           1,303             660
                                                          ------          ------
Total ..........................................          $4,082          $2,775

Income Taxes
Through September 30, 2003, $215,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. Though deductible for state income tax purposes, the non-deductibility for federal income tax purposes of the $731,302 year-to-date charge to earnings as a provision for potential future loan losses created an income tax benefit resulting in a net current year tax accrual rate of 36.0 %, the same percentage as that of 2002.

CHANGES IN FINANCIAL POSITION

Investment portfolio

While a comparison of the corporation's investment portfolio totals at September 30, 2003 and 2002, would seem to indicate that during this twelve month period there was little activity in this area of the corporation's balance sheet, this was not the case. Thirteen million government agency issues with call dates during this twelve month period were called - eight million in the first three quarters of 2003 and five million in the last quarter of 2002. The thirteen million government agency issues purchased as replacements for the called issues resulted in a 131 basis points decline in the portfolio's average yield, from 5.33% in September 2002 to 4.02 % in September 2003. A total of $9,500,000 (par) investments were pledged on September 30, 2003.

    Table Five demonstrates the balance/maturity changes which occurred during the twelve months which ended September 30, 2003.

Table Five              Analysis of Investment Securities
                             (Amounts in thousands)

September 30, 2003                                                    Available for Sale                    Held for Investment
                                                                      ------------------                    -------------------
                                                                 Amortized             Fair             Amortized             Fair
                                                                   Cost               Value                Cost               Value
                                                                   ----               -----                ----               -----
Due from one to five years .........................             $ 8,997             $ 9,049             $ 1,513             $ 1,532
Due from five to ten years .........................               1,000               1,009                   0                   0
Due After ten years ................................               1,123               1,130                 852                 950
                                                                 =======             =======             =======             =======
                                                                 $11,120             $11,188             $ 2,365             $ 2,482

September 30, 2002                                                    Available for Sale                    Held for Investment
                                                                      ------------------                    -------------------
                                                                 Amortized             Fair             Amortized             Fair
                                                                   Cost               Value                Cost               Value
                                                                   ----               -----                ----               -----
Due from one to five years .........................              12,000              12,189                 500                 526
Due After ten years ................................                 123                 128                 851                 989
                                                                 =======             =======             =======             =======
                                                                 $12,123             $12,317             $ 1,351             $ 1,515

Excludes $700 and $600 FHLB Stock respectively for 9/30/03 and 9/30/02.

Loan portfolio

From September 30, 2002 to September 30, 2003, loans increased by $62.9 million, or 43.1 %. Table Six, shows the changes in the composition of the loan portfolio on a percentage basis during the twelve month period.

As shown in Table Seven, variable rate loans continue to comprise a substantial percentage of total loans, 86.2 %. This percentage is down, however, from the September 30, 2002, percentage of 90.7 %.

At September 30, 2003, there were no loans on non-accrual status. There were no loans past due 90 days or more.

Table Six                       Analysis of Loans
                              September 30 Balances
                          (Dollar amounts in thousands)

                                                                         2003                                2002
                                                                         ----                                ----
Real Estate:
   Construction / Land Development ........................           $ 12,151                5.8%         $ 15,339            10.5%
   1-4 Family Residential Properties ......................             49,674               23.8%           29,395            20.2%
   Multifamily Residential Properties .....................              1,107                 .5%              967              .7%
   Nonfarm Nonresidential Properties ......................             95,640               45.8%           56,632            38.8%
   Other Real Estate Loans ................................              1,577                 .8%            1,798             1.2%
Commercial & Industrial ...................................             43,540               20.9%           40,904            28.1%
Consumer ..................................................              4,981                2.4%              769              .5%
Other .....................................................                 58               <.01%               50            <.01%
                                                                                                           ========           =====
TOTAL .....................................................           $208,728              100.0%         $145,854           100.0%

Table Seven    Analysis of Loan Maturities and Repricing Frequency
                            as of September 30, 2003
                             (Amounts in thousands)

                                             Within         > 3 Months     > 1 Year         > 3 Years       Over
                                            3 Months        12 Months      3 Years          5 Years        5 Years           Total
                                            --------        ---------      -------          -------        -------           -----
Variable Rate Loans ................        $179,961                                                                        $179,961

Fixed Rate Loans ...................        $  7,641        $  8,143        $  5,812        $  4,650        $  2,521        $ 28,767
                                            --------        --------        --------        --------        --------        --------

Total Loans ........................        $187,602        $  8,143        $  5,812        $  4,650        $  2,521        $208,728

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating to each individual loan and considers the probable level of loss associated with various risk categories in relationship to the current and forecasted economic environment. The Bank also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending September 30, 2003 and 2002, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight
                    Analysis of the Allowance for Loan Losses
                     for the Nine Months Ended September 30
                          (Dollar amounts in thousands)

                                                         2003             2002
                                                         ----             ----
Balance at Beginning of Year .................         $ 1,750          $ 1,450
Provision Charged to Operations ..............             731              443
Loans Charged-off ............................          (1,270)            (290)
Loan Recoveries ..............................           1,189               17
                                                       -------          -------
Balance At End Of Period .....................         $ 2,400          $ 1,620

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2003, the cumulative one-year gap for the Bank was a positive or asset sensitive $ 24.9 million, or 10.2 % of total assets. At September 30, 2003, the cumulative five-year gap for the Bank was a positive $26.4 million, or
10.8 % of total assets. These positive positions are the results of management's efforts to limit the risk of loss in earnings over the long run by extending loans with variable interest rates. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30, 2003.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                   Repricing Schedule as of September 30, 2003
                          (Dollar amounts in thousands)

                                                              One Year         Over One Year            Over
                                                              or Less          To Five Years          Five Years             Total
                                                              -------          -------------          ----------             -----
Interest Earning Assets
Int-Bearing Due From Banks .........................           $  7,300            $      0            $      0             $  7,300
Investment Securities ..............................                  0              10,510               2,975               13,485
FHLB Stock .........................................                700                   0                   0                  700
Loans ..............................................            195,745              10,462               2,521              208,728
                                                               ========            ========            ========             ========
Total ..............................................           $203,745            $ 20,972            $  5,496             $230,213



Interest-Bearing Liabilities
NOW Accounts .......................................           $ 33,742            $      0            $      0             $ 33,742
Savings & MMIA .....................................             41,012                   0                   0               41,012
Time Deposits:$100m & > ............................             27,656               4,789                   0               32,445
Time Deposits: < $100m .............................             72,415              14,752                   0               87,167
Repurchase Agreements ..............................              3,873                   0                   0                3,873
Other Borrowings ...................................                124                   0              10,000               10,124
                                                               ========            ========            ========             ========
Total ..............................................           $178,822            $ 19,541            $ 10,000             $208,363

Period  Gap ........................................           $ 24,923            $  1,431            $ (4,504)            $ 21,850

Cumulative Gap .....................................           $ 24,923            $ 26,354            $ 21,850

Period Gap Ratios:
 Interest Sensitive Assets to
 Interest Sensitive Liabilities ....................             113.9%              107.3%               (55.0%)

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ...................             113.9%              113.3%               110.5%

                                                              3 Months           Over 3 Months         Over One
Time Deposits                                                  & Less             to 12 Months           Year                Total
                                                               ------             ------------           ----                -----
$100,000 and Greater ...........................              $12,496              $15,160             $ 4,789              $32,445

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets, or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 73.6% of total assets at September 30, 2003. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $10 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate.

Capital Resources

The equity capital of the Corporation increased $ 1,734,000 between September 30, 2002 and 2003. An increase in retained earnings of $1,727,000 accounted for
99.6 % of this increase.

The Corporation and Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The Bank's September 30, 2003 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                             To be well capitalized
                                                                                         For capital         under prompt corrective
At September 30, 2003                                         Actual                   adequacy purposes         action provisions
                                                              ------                   -----------------         -----------------
                                                                                         Minimum                      Minimum
                                                                                         -------                      -------
                                                      Amount          Ratio        Amount          Ratio        Amount       Ratio
                                                      ------          -----        ------          -----        ------       -----
Total Capital (to risk weighted assets).....         $18,057           8.8%       $16,471           8.0%       $20,589        10.0%

Tier 1 Capital (to risk weighted assets)....         $15,657           7.6%       $ 8,235           4.0%       $12,353         6.0%

Tier 1 Capital (to
average assets) (leverage) .................         $15,657           6.6%       $ 9,447           4.0%       $11,809         5.0%

Although the Bank's total capital to risk weighted assets ratio grew slightly from June 30, 2003 to September 30, 2003 and met minimum capital adequacy standards, the ratio was less than the level required to be "well-capitalized." The Corporation plans to increase the Bank's total capital in the first half of 2004 in order to reach a "well capitalized" standard. In order to do so the Corporation may sell stock through public or private offerings or issue trust preferred securities.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003, COMPARED TO THE SAME PERIOD SEPTEMBER 30, 2002.

Net income for the third quarter of 2003 increased by $117,000, or 27.5%, over the same period in 2002. Net interest income for the three months ended September 30, 2003, was $2.2 million, a 39.2% increase over the $1.5 million amount earned during the third quarter in 2002. Other income for the three months ended September 30, 2003, was $541,000, or 150.5%, greater than the amount received for the same period in 2002. Other expense of $1.6 million for the three months was $661,000, or 67.8%, more than the 2002 three month period amount. Net interest income improved primarily due to growth of earning assets and a change in the earnings assets mix. Other income increased primarily due to the timing of the receipt of fees received for loan brokerage services. Approximately 41% of the $277,000 increase in the salaries and benefits expense category of other expenses was directly related to additional staffing requirements associated with opening a new branch location in Bluffton, South Carolina.

                         Three Months Ended September 30
                          (Dollar amounts in thousands)

Average Balances                             2003         2002           Change
                                             ----         ----           ------

Earning assets ......................     $224,590      $167,833      $ 56,757

Yield ($) ...........................     $  3,286      $  2,620      $    666

Yield (%) ...........................         6.39%         6.19%          .20%

Interest-bearing liabilities ........     $202,079      $145,497      $ 56,582

Cost of funds ($) ...................     $  1,132      $  1,072      $     60

Cost of funds (%) ...................         2.22%         2.92%         (.70%)

Interest spread ($) .................     $  2,154      $  1,548      $    606

Interest spread (%) .................         4.17%         3.27%          .90%


Item 3. Controls and Procedures

(a) Based on the evaluation required by 17C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

(b)  No disclosure is required under 17 C.F.R. Section 228.308(c).

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)      31-1     Rule 13a-14(a) Certifications of the CEO
                  31-2     Rule 13a-14(a) Certifications of the CFO
                  32       1350 Certifications

         (b)      Reports on Form 8-K :    None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
November 12, 2003                 ----------------------------------------------
                                  Barry L. Slider, President and Chief
                                  Executive Officer


                                  s/V. Lewis Shuler
                                  ----------------------------------------------
                                  V. Lewis Shuler, Executive Vice President
                                  (Principal Accounting Officer)