Form 10KSB
period 2003-12-31
FIRST SOUTH BANCORP INC
filed 2004-03-30
CIK 1097631

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003                File Number 000-28037

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $14,137,658.

         The aggregate market value of the Common Stock held by non-affiliates on March 5, 2004, was approximately $19,645,465. As of March 5, 2004, there were 1,382,040 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

Prefatory Note Regarding Number of Shares

On February 18, 2004, the Board of Directors of the Company approved a three-for-two split of the Company's common stock effected in the form of a stock dividend to shareholders of record on March 5, 2004. Accordingly, all share and per share information presented throughout the 10-KSB have been restated to reflect the effect of the stock split.


                                     Part 1

Item 1.  Description of Business.

General

         First South Bancorp, Inc., (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, First South Bank (the "Bank"). The Company was organized in 1999 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions (the "State Board") and granted by the Secretary of State of South Carolina. The Bank was organized in 1996. The Bank conducts its activities from its main office and one branch office, opened in 1997, in Spartanburg, South Carolina, a branch opened in March, 2000 in Columbia, South Carolina, a branch opened in July, 2003 in Hilton Head Island, South Carolina, and a loan production office opened in 2003 in Asheville, North Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg, Richland, and Beaufort Counties in South Carolina and Buncombe County in North Carolina. In addition, The Bank also makes other authorized investments. As of December 31, 2003, the Bank employed 52 persons on a full time equivalent basis.

Competition

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 30, 2003. At that time, in Spartanburg, 14 banks, savings and loans, and savings banks with 48 branch locations competed for aggregate deposits of approximately $1.884 billion. The Bank has a city-wide deposit market share of 6.91% and a market share rank of 6 out of the 14 competitors. The Bank has a branch located in the city of Columbia, South Carolina has approximately 1.18% of the market share. Within the past year, the Bank has opened a full service branch located in Hilton Head Island, South Carolina and a loan production office in Asheville, North Carolina.

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision gives depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

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

         The Company and the Bank met all requirements to be adequately capitalized at December 31, 2003.

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

         In September 2003 the Bank's Board of Directors signed an informal memorandum of understanding with the Bank's banking regulators in connection with a deferred presentment (payday) lending program that the Bank was in the process of terminating. Among other things, the memorandum agreed that the Bank would not pay dividends without prior approval of the Banking regulators. The Bank completed its exit of the deferred presentment lending program by the end of 2003 and the memorandum was terminated in January 2004.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to regulation and examination by the FDIC and the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March, 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in Item 6 - Management's Discussion and Analysis or Plan of Operation.

Item 2.  Description of Property.

         The Bank recently completed building a 25,000 square foot structure located at 1460 John B. White, Sr. Blvd. in Spartanburg, SC. A portion of this facility houses the financial services division of the Bank. The remaining space will be used for suitable tenants and further expansion of the main office. The Bank also owns the real property at 1450 John B. White, Sr., Blvd., Spartanburg, South Carolina, where its main offices are located. The Bank leases the properties at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, 1333 Main Street, Columbia, South Carolina, 7 Arley Way, Hilton Head Island, South Carolina, and 30 Hendersonville Road, Asheville, North Carolina 28813 where its other offices are located, under long term leases. All properties are believed to be well suited for the Bank's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock, Stockholders and Dividends

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System, nor are there any market makers known to management. During 2003, management was aware of a few transactions in which the Company's common stock traded in a range from $18.87 to $24.67 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of March 5, 2004, there were approximately 514 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Recent Sales of Unregistered Securities

         During 2003, the Company issued shares of Common Stock to the following classes of person upon the exercise of options issued pursuant to the Company's stock option plan. The securities were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 because the issuance did not involve a public offering.

         Date Issued                Class of Purchasers           Number of Shares         Aggregate Exercise Price
         -----------                -------------------           ----------------         ------------------------
            5/1/03                 Non-officer Employee                  900                        $ 7,500


Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Statements included in this Form 10-KSB which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    The Company's growth and ability to maintain growth;

     o government monetary and fiscal policies, as well as legislative and regulatory changes;

     o the effect of interest rate changes on our level and composition of deposits, loan demand and

     o    the value of our loan collateral and securities;

     o the effects of competition from other financial institutions operating in the Company's market

     o    areas  and  elsewhere,   including   institutions  operating  locally,
          regionally, nationally and internationally;

     o failure of assumptions underlying the establishment of the allowance for loan losses, including

     o    the value of collateral securing loans; and

     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

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

         The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section "Allowance for Loan Losses" for a description of the Company's estimation and methodology related to the allowance for loan losses.

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2003, of $2,104,267, or $1.52 per share, compared to net income for the year ended December 31, 2002, of $1,418,764 or $1.03 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $8,474,452 for 2003, as compared to $5,854,703 for 2002. The Bank also had other operating income (principally service charges, fees and commissions) of $1,254,286 in 2003 and $860,419 in 2002. The Bank provided $949,302 and $674,830 to its allowance for loan losses in 2003 and 2002, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $5,549,169 in 2003, and $3,826,266 in 2002.

Net Interest Income

         Net interest income is the amount of interest earned on interest earning assets (loans, investment securities, time deposits in other banks and federal funds sold), less the interest expenses incurred on interest bearing liabilities (interest bearing deposits and borrowed money), and is the principal source of the Bank's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities, and the relative funding of these assets.

         For the year ended December 31, 2003, net interest income was $8,474,452. During the year ended December 31, 2002, net interest income was $5,854,703. The 44.7% increase in net interest income during 2003 can not be attributed to any single factor, but, rather, to a combination of factors which served to positively affect net interest income performance. The most quantifiable of these factors are, (a) the comparative dollar-for-dollar increases in earning assets and interest-bearing liabilities - average earning assets grew $2.2 million more than average interest-bearing liabilities during the year, and (b) the improvement in interest spread, the difference between the percentage yield on earning assets and the cost of funds rate on interest-bearing liabilities, which improved by 52 basis pointsin 2003 as a result of the 72 basis points decline in the average cost of funds rate, as compared to the 20 basis points decline in the average yield on earning assets.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2003 and 2002.

                                                                 Average Balances, Yields and Rates
                                                                       (Dollars in Thousands)
                                                                      Year Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                             2003                                2002                               2001
                                             ----                                ----                               ----
                                            Interest                           Interest                           Interest
                                 Average     Income/   Yield/      Average      Income/   Yield/     Average       Income/    Yield/
                                Balance(1)   Expense    Rates      Balance(1)   Expense    Rate     Balances(1)    Expense    Rate
                               -----------   -------    -----      -----------  -------    -----    -----------    -------    -----
Assets
Federal funds sold ..........    $       -    $     -        -      $       -    $     -       -        $     17     $    1    5.88%
Due From banks - ............        6,761         70     1.04%         9,993        157    1.57%          4,556        177    3.89%
Interest-bearing
Investment securities .......       13,666        533     3.90%        13,849        739    5.34%         14,192        894    6.30%
Loans (2) (3) ...............      194,944     12,282     6.30%       141,269      9,312    6.59%        102,333      8,596    8.40%
Total interest earning ......      215,374     12,884     5.98%       165,111     10,208    6.18%        121,098      9,668    7.98%
assets
Cash and due from banks .....        4,663                              3,074                              2,305
Valuation reserve for .......          100                                156                                124
investment securities
Allowance for loan losses ...      (2,144)                            (1,553)                            (1,234)
Premises and equipment ......        4,217                              2,817                              2,843
Other assets ................        3,630                              2,683                              2,330
                                 ---------                          ---------                           --------
Total assets ................    $ 225,840                          $ 172,288                           $127,466
                                 =========                          =========                           ========
Liabilities and
shareholders' equity
Interest bearing ............    $  33,729    $   579     1.72%     $  31,447    $   735    2.34%       $ 23,683     $  857    3.62%
transaction accounts
Savings .....................       34,094        613     1.80%         8,838        175    1.98%          2,750         66    2.40%
Time deposits $100,000 and
over ........................       28,312        699     2.47%        18,168        588    3.24%         14,721        872    5.92%
Other time deposits .........       80,867      2,035     2.52%        69,892      2,334    3.34%         51,314      2,826    5.51%
                                 ---------    -------               ---------    -------                --------     ------
Total interest bearing
deposits ....................      177,002      3,926     2.22%       128,345      3,832    2.99%         92,468      4,621    5.00%
Retail repurchase agreements         4,903         25     0.51%         5,887         65    1.10%          4,617        123    2.66%
Other Borrowed Funds ........       10,672        460     4.31%        10,276        456    4.44%          8,875        391    4.41%
                                 ---------    -------               ---------    -------                --------     ------
Total interest bearing%
liabilities .................      192,577      4,411     2.29%       144,508      4,353    3.01%        105,960      5,135    4.85
Non-interest bearing
demand deposits .............       16,046                             12,951                              7,864
Other liabilities ...........        1,854                              1,115                              1,149
Shareholders' equity ........       15,363                             13,714                             12,493
                                 ---------                          ---------                           --------
Total liabilities and
shareholders' equity ........    $ 225,840                          $ 172,288                           $127,466
                                 =========                          =========                           ========
Interest rate spread (4) ....                             3.69%                             3.17%                              3.13%
Net interest income and net .
 yield on earning  assets (5)                   8,473     3.93%                    5,855    3.55%                     4,533    3.74%

Interest free funds
 supporting earning assets (6)   $  22,797                            $20,603                           $ 15,138

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis and excludes impact of deferred loan origination fees.
(3) Interest income on loans for 2003, 2002, and 2001, included total loan fees of $893, $731, and $608, respectively.
(4) Total interest earning assets yield less the total interest bearing liabilities rate.
(5)  Net interest income divided by total interest earning assets.
(6)  Total interest earning assets less total interest bearing liabilities.

Rate/Volume Analysis of Net Interest Income

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the later period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.


                                                  Year Ended December 31,
                                                   2003 compared to 2002
                                                 Increase (Decrease) Due to
                                                 --------------------------
                                                   (Dollars in Thousands)
                                             Volume         Rate          Total
                                             ------         ----          -----
Interest earned on:
   Due from banks-Interest-bearing ......     $   (50)     $   (36)     $   (86)
  Investments ...........................         (10)        (196)        (206)
  Net Loans .............................       3,536         (566)       2,970
                                              -------      -------      -------

Total Interest Income ...................       3,476         (798)       2,678
                                              -------      -------      -------

Interest paid on:
  Interest Checking .....................          54         (210)        (156)
  Savings Deposits ......................         500          (62)         438
  Time Deposits $100,000 and over .......         329         (218)         111
  Other time deposits ...................         365         (664)        (299)
  Retail Repurchase Agreements ..........         (11)         (29)         (40)
  Other Borrowed Funds ..................          18          (14)           4
                                              -------      -------      -------

Total Interest Expense ..................       1,255       (1,197)         (58)
                                              -------      -------      -------

Change in Net Interest Income ...........     $ 2,221      $   399      $ 2,620
                                              =======      =======      =======

         During the year 2004 management expects that interest rates will remain fairly stable. Therefore, any improvements in net interest income for 2004 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue following the market strategies which it has employed to date.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2003 of $29.6 million for a cumulative gap ratio of 1.16:1. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at December 31, 2003, with respect to the one year time horizon. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis

                                                                                      December 31, 2003
                                                               Within         4-12          Over 1-5        Over 5
                                                              3 Months       Months          Years          Years            Total
                                                              --------       ------         --------        ------           -----
                                                                                      (Dollars in thousands)
Interest earning assets
   Interest-bearing deposits in other banks ...........       $     27       $      0        $      0       $      0        $     27
   Other investments (Book Value) .....................          2,710              0           8,509          2,976          14,195
   Loans
      Fixed rate ......................................          9,566          7,623          11,819          2,976          31,594
      Variable rate ...................................        195,350              0               0              0         195,350
                                                              --------       --------        --------       --------        --------
        Total interest earning assets .................       $207,652       $  7,623        $ 20,328       $  5,563        $241,166

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts ...........         36,532              0               0              0          36,532
      Savings & MMIA ..................................         43,531              0               0              0          43,531
      Time deposits $100,000 and over .................          8,586         19,402           4,796              0          32,784
      Other time deposits .............................         29,254         40,078          14,250              0          83,582
        Total interest bearing deposits ...............        117,903         59,480          19,046              0         196,429
      Repurchase agreements ...........................          6,089              0               0              0           6,089
      Other borrowed Funds ............................          2,236              0               0         10,000          12,236
                                                              --------       --------        --------       --------        --------
        Total interest bearing liabilities ............       $126,228       $ 59,480        $ 19,046       $ 10,000        $214,754

Interest sensitivity gap ..............................       $ 81,424       $(51,857)       $  1,282       $ (4,437)
Cumulative interest sensitivity gap ...................       $ 81,424       $ 29,567        $ 30,849       $ 26,412
Gap ratio .............................................           1.65            .13            1.07
Cumulative gap ratio ..................................           1.65           1.16            1.15

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses at any given reportable period is the result of applying the methodology discussed in the section under the heading "Allowance for Loan Losses." The Bank provided $949,302 and $674,830 to the allowance during the years ended December 31, 2003 and 2002, respectively. The increase of $274,472 was required to maintain the loss reserve at a level determined by risk ratings assigned to individual loans contributing to the $67,880,945 growth in the total loan portfolio for the year and to replace the net amount of loans charged-off during the year of $99,302.

Other Income

         Other income, which consists primarily of mortgage banking loan fees, loan brokerage fees, service charges on deposit accounts, and other commissions and fees income, increased by 45.8% to $1,254,286 in 2003 from $860,419 in 2002. Of the total $393,867 increase in non-interest income, mortgage banking loan fees, which were favorably influenced by homeowner refinancing to take advantage of low long term rates, accounted for $96,963, or 24.6%, of the increase. Loan brokerage fees increased $152,002, or 38.6% of the total increase in non-interest income. The loan brokerage business benefited in its second full year of operations from much of the work done in the prior year to develop this business line through expanding market contacts. The increase in service charges, commissions and fees, which accounted for $96,865, or 24.6%, of the total increase, resulted primarily from growth in the Company's customer base.

Other Expenses

         Other expenses, which are those non-interest expenses most commonly referred to as other operating expenses, increased by $1,722,903, or 45%, in 2003. While all categories of expenses comprising the $5,549,169 other expenses total increased in 2003 over those of 2002, the most significant dollar increases were in the categories of (1) salaries and employee benefits, $799,266, or 46.4% of the total increase, (2) other operating expenses, $266,020, or 13.1% of the total increase, (3) other outside services, $194,600, or 11.3% of the total increase, (4) legal expense, $180,565, or 10.5% of the total increase, (5) data processing expense, $165,997, or 9.6% of the total increase, and (6) occupancy expense, $156,455, or 9.1% of the total increase.

Beyond the increases in non-interest expenses which can be reasonably attributed to a 31.1% growth in average assets in 2003 over 2002, the most notable basis for, or elements of, the increase in each of the above identified non-interest expense categories identified above as (1), (2), (5), and (6) were expenses associated with opening a new branch in the Hilton Head/Bluffton area of South Carolina in July; identified above under (3) was use of third-party providers to improve systems and internet security, as well as service providers to enhance internal audit procedures, and identified above under (4) was a full year's expense related to the matter disclosed under Legal Proceedings.

Income Taxes

         During the year ended December 31, 2002, the Bank accrued $1,003,262 for current income taxes. The Bank accrued $1,386,000 for current income taxes during 2003. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes. These accounting timing differences resulted in a deferred income tax benefit of $260,000 being recognized in 2003, and $208,000 being recognized in 2002.

Investment Portfolio

         As of December 31, 2003, the Bank's investment portfolio comprised approximately 5.7 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2003 and at December 31, 2002.

                        Securities Portfolio Composition

                                              December                     December 31,                       December 31,
                                              31, 2003                        2002                                2001
                                              --------                        ----                                ----
                                                 Net                           Net                                 Net
                                             Unrealized                     Unrealized                         Unrealized
                                    Book       Holding     Fair       Book    Holding       Fair      Book       Holding      Fair
                                    Value    Gain/(Loss)   Value     Value   Gain/(Loss)    Value     Value    Gain/(Loss)    Value
                                    -----    -----------   -----     -----   -----------    -----     -----    -----------    -----
                                                                      (Dollars in thousands)
Available for sale:
U. S. Government agency
obligations ....................    $ 9,498    $    47    $ 9,545    $13,996    $   132    $14,128    $ 8,000    $   181     $ 8,181
State and local
obligations ....................        123          5        128        123          4        127        123         (3)        120
Restricted .....................        700          -        700        600          -        600        600          -         600
                                    -------    -------    -------    -------    -------    -------    -------    -------     -------
FHLB Stock .....................    $10,321    $    52    $10,373    $14,719    $   136    $14,855    $ 8,723    $   178     $ 8,901
                                    =======    =======    =======    =======    =======    =======    =======    =======     =======
Held for investment:
U.S. ...........................    $ 3,021    $    20    $ 3,041    $ 1,517    $    31    $ 1,548    $   500    $    29     $   529
Government agency
obligations trust ..............        478        127        605        476         73        549        475         62         537
Preferred securities state
and local obligations ..........    $   375    $    12    $   387    $   375    $    12    $   387    $   375    $     1     $   376
                                                                     -------    -------    -------    -------    -------     -------
                                    $ 3,874    $   159    $ 4,033    $ 2,368    $   116    $ 2,484    $ 1,350    $    92     $ 1,442
                                    =======    =======    =======    =======    =======    =======    =======    =======     =======

         On an ongoing basis, management assigns securities upon purchase into one of two categories (available-for-sale or held-to-maturity) based on the intent, taking into consideration factors such as expectations for changes in market interest rates, liquidity needs, asset/liability management strategies, and capital requirements. The Bank does not maintain a securities trading account.

         The following table presents scheduled maturities of debt securities at December 31, 2003. Available-for-sale securities are stated at estimated fair value and held-for-investment securities are stated at amortized cost.

                         Securities Portfolio Maturities

                                                                                             December 31, 2003
                                                                             Available for Sale              Held for Investment
                                                                             ------------------              -------------------
                                                                          Amortized       Estimated        Amortized       Estimated
                                                                            Cost          Fair Value          Cost        Fair Value
                                                                            ----          ----------          ----        ----------
U.S. Government Agency Obligations                                                         (Dollars in thousands)
         Due from one to five years ............................           $7,498           $7,540           $1,011           $1,024
         Due from five to ten years ............................            1,000            1,004                0                0
         Due after ten years ...................................            1,000            1,000            2,010            2,018

State and local obligations(1)
         Due after ten years ...................................              123              128              375              387
Trust Preferred securities
         Due after ten years ...................................              478              605
Equity securities ..............................................              700              700

Total (2) (3)
         Due from one to five years ............................           $7,498           $7,540           $1,011           $1,024
         Due from five to ten years ............................            1,000            1,004                0                0
         Due after ten years ...................................            1,123            1,128            2,863            3,010

-----------------
(1)  Not adjusted for tax equivalency
(2)  Excludes equity securities
(3) Weighted average yields on debt securities scheduled to mature in one to five years, five to ten years, and after ten years are 3.12%, 4.00% and 4.83%, respectively. Due to call features (the ability of the issuing entity to redeem a security on a specified date prior to maturity), the yields shown for the three maturity ranges are disclosed for information purposes only as of 12/31/03, and are likely to change.

  Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, or any foreign loans.

         The amount of loans outstanding at December 31, 2003, 2002, 2001, 2000, 1999 are shown in the following table according to type of loan. All loan types reflected in the loan portfolio composition experienced an increase in 2003 over 2002, exclusive of consumer loans. The decline in consumer loans was the consequence of beginning to underwrite in the later part of 2002 a type of short maturity term consumer loan, called deferred presentment or payday loans, which the bank ceased to underwrite in the fourth quarter of 2003. With the December 31, 2003, consumer loans category total reflecting the fact that all of the deferred presentment loans had been fully paid-out, the outstanding balance of consumer loans declined.

                           Loan Portfolio Composition

                                                                                     December 31,
                                                                                     ------------
                                                        2003            2002             2001            2000             1999
                                                        ----            ----             ----            ----             ----

Commercial, financial and .....................   $  51,523,910    $  47,099,954    $  36,270,381    $  23,755,686    $  17,136,114
agricultural
Real estate - construction ....................      14,345,975       14,211,986       13,097,957       11,349,351        7,639,096
Real estate mortgage ..........................     160,813,718       96,495,309       76,168,473       47,272,549       31,625,439
Consumer ......................................         554,999        1,053,596          629,235          460,842          600,794
                                                  -------------    -------------    -------------    -------------    -------------
    Total loans ...............................     227,238,602      158,860,845      126,166,046       82,838,428       57,001,433

Less allowance for loan losses ................      (2,600,000)      (1,750,000)      (1,450,000)      (1,055,000)        (800,000)
                                                  -------------    -------------    -------------    -------------    -------------

Total Loans, net of allowance for loan losses .   $ 224,638,602    $ 157,110,845    $ 124,716,046    $  81,783,428    $  56,201,433
                                                  =============    =============    =============    =============    =============

Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 2003, as well as the type of interest requirement on such loans.

                         Maturity Distribution on Loans

                                                                                         December 31, 2003
                                                                                         -----------------
                                                                  1 Year               1-5               5 Years
                                                                 or Less              Years              or More              Total
                                                                 -------              -----              -------              -----
                                                                                       (Dollars in Thousands)
Commercial and industrial ..........................            $ 34,297            $ 16,227            $    999            $ 51,523
Real Estate-construction ...........................               5,337               8,087                 922              14,346
Real Estate-mortgage ...............................              45,790              92,215              22,809             160,814
Consumer installment ...............................                 153                 402                   0                 555
      Total ........................................            $ 85,557            $116,931            $ 24,730            $227,238
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

         Commercial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. Collateral is ordinarily taken unless the borrower has strong cash flows, low debt to worth ratios, and the loan is of short duration. When taken, collateral usually consists of liens on receivables, equipment, inventories, furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To control risk, initial and continuing financial analysis of a borrower's financial information is required.

         Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some nonfarm, nonresidential real estate. Usually, loan to cost ratios are limited to 75% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Loans secured by real estate mortgages comprised nearly 78% of the Bank's loan portfolio at December 31, 2003. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

         Consumer loans generally involve more risks than other loans because of the type and nature of the underlying collateral, or because of the absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of a default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2003, the Bank had four loans totaling $295,000 on non-accrual status. Net income for 2003 includes no interest income on these loans. Had these loans been current in accordance with their original terms, $12,392 of additional interest income would have been recorded in 2003. At December 31, 2002, the Bank had one loan totaling $112,000 on non-accrual status. There were no loans 90 days or more past due which were still accruing interest or troubled debt restructurings at December 31, 2003, 2002, 2001, 2000, and 1999.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are neither included in non-accrual status, nor loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2003 the total amount of loans determined by management to be potential problem loans was $628,351. This amount consisted of loans made to four borrowers.

Real Estate Owned

         The Bank did not hold any other real estate acquired pursuant to foreclosure or in-substance foreclosure at December 31, 2003.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that it is more likely than not such amounts have become uncollectible. Recoveries of previously charged off loans are credited to the allowance. The table, "Summary of Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2003.

         In calculating the amount required in the allowance for loan losses, management applies a consistent methodology that is updated quarterly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. For outstanding loans, the risk rating system is the major factor employed to quantify the probable losses in the loan portfolio. Predetermined percentage factors for dollars outstanding in each loan grade are applied and then totaled. For loans specifically identified by management during loan reviews, management separates these loans from the general pool of loans and assigns a separate risk rating for these loans based on the likelihood of collectibility, financial condition of the borrower, value of collateral, and other relevant factors. Two additional calculations are based on FDIC classifications and daily statement loan type total using factors as noted below. The four methods for measuring probable losses are performed monthly and their results averaged to provide an amount to be established as a reserve against loan losses. The monthly reserve provisions, and the details supporting the calculations utilized in the computation, are reviewed by the Board's Loan Committee and the Board of Directors. The factors used in these calculations were initially derived from prior experience with similar systems at other banks. These factors have been, and will continue to be, modified as First South Bank's actual historical loss experience in different economic environments can be fully incorporated into a predictive model. Regulators also review the adequacy of the allowance for loan losses as part of their examination of the Bank and may require adjustments to the allowance based upon information available to them at the time of the examination.

         Management also performs periodic reviews of the Bank's off-balance sheet credit risks, such as unfunded loan commitments and standby letters of credit. When these reviews identify a probable loss, a separate loss reserve is established. The review performed at December 31, 2003, as well as those performed throughout the 2003 year, did not identify an off-balance sheet risk upon which a reserve should be established.

                         Summary of Loan Loss Experience
                             (Dollars in thousands)

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                       2003         2002          2001          2000        1999
                                                                       ----         ----          ----          ----        ----
Total loans outstanding at end of period .....................      $227,239      $158,861      $126,166      $ 82,838      $ 57,001
Average amount of loans outstanding ..........................       194,944       141,269       102,333        70,980        44,821

Balance of allowance for loan losses - beginning .............      $  1,750      $  1,450      $  1,055      $    800      $    575
                                                                    --------      --------      --------      --------      --------
Loans charged off:
Commercial & industrial ......................................           114           375            49             0             0
Real estate-mortgage .........................................            20            18             0             0             0
Consumer installment * .......................................         1,674             0             2             0             0
                                                                    --------      --------      --------      --------      --------
Total charge-offs ............................................         1,808           393            51             0             0

Recoveries of loans previously charged-off:
Commercial & industrial ......................................            35             0             0             0             0
Real estate-mortgage .........................................             0            17             0             0             0
Consumer installment * .......................................         1,674             1             1             0             0
                                                                    --------      --------      --------      --------      --------
Total recoveries .............................................         1,709            18             1             0             0

Net charge-offs ..............................................            99           375            50             0             0
Additions to allowance charged to expense ....................           949           675           445           255           225
Balance of allowance for loan losses - ending ................      $  2,600      $  1,750      $  1,450      $  1,055      $    800
                                                                    --------      --------      --------      --------      --------

Ratios                                                                2003          2002          2001          2000          1999
                                                                      ----          ----          ----          ----          ----
Net charge-offs during period to average
   loans outstanding during period ...........................        0.05%         0.27%         0.05%         0.00%         0.00%
Net charge-offs to loans at end of period ....................        0.04%         0.24%         0.04%         0.00%         0.00%
Allowance for loan losses to average loans ...................        1.33%         1.10%         1.21%         1.49%         1.78%
Allowance for loan losses to loans at end of period ..........        1.14%         1.10%         1.15%         1.27%         1.40%
  Nonperforming loans to allowance for loan losses
   at end of period ..........................................       11.35%         6.40%        27.31%        27.30%        87.75%
Net charge-offs to allowance for loan losses .................        3.81%        21.43%         3.45%         0.00%         0.00%
Net charge-offs to provision for loan losses .................       10.43%        55.56%        11.23%         0.00%         0.00%

*The amount of consumer loan losses in 2003, which was matched dollar-for-dollar by the amount of consumer loan recoveries, consisted solely of deferred presentment loans. The bank ceased to make this type of loan in the fourth quarter of 2003.

     The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2003 and 2002, compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                                           Period Ended December 31,
                                                                           -------------------------
                                              2003                 2002             2001               2000                1999
                                              ----                 ----             ----               ----                ----
                                                    % of              % of               % of               % of               % of
                                         Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans   Amount    Loans
                                         ------    -----    ------    -----    ------    -----    ------    -----   ------    -----
                                                                         (Dollars in thousands)
Commercial and industrial ...........   $1,017     39.10%  $  858     49.00%  $  703     48.50%  $  506    48.00%   $  219    30.10%
Real estate - construction ..........      290     11.20%     210     12.00%     174     12.00%     127    12.00%       95    13.40%
Real estate - mortgage ..............    1,272     48.90%     656     37.50%     551     38.00%     406    38.50%      474    55.40%
Consumer installment ................       21      0.80%      26      1.50%      22      1.50%      16     1.50%       12     1.10%
                                        ------    ------   ------    ------   ------    ------   ------   ------    ------   ------
Total ...............................   $2,600    100.00%  $1,750    100.00%  $1,450    100.00%  $1,055   100.00%   $  800   100.00%
                                        ======    ======   ======    ======   ======    ======   ======   ======    ======   ======

Deposits

         The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2003 and 2002 are summarized below:

                                                                         Average Deposits

                                                            December 31, 2003        December 31, 2002         December 31, 2001
                                                            -----------------        -----------------         -----------------
                                                           Amount        Rate       Amount           Rate      Amount         Rate
                                                           ------        ----       ------           ----      ------         ----
                                                                                   (Dollars in thousands)
Noninterest bearing demand .........................    $ 16,046                  $ 12,951                   $ 7,864
Interest bearing transaction accounts ..............      33,729         1.72%      31,447          2.34%      23,683         3.62%
Savings & MMIA .....................................      34,094         1.80%       8,838          1.98%       2,750         2.40%
Time deposits - $100,000 and over ..................      28,312         2.47%      18,168          3.24%      14,721         5.92%
Other time deposits ................................      80,867         2.52%      69,892          3.34%      51,314         5.51%
                                                        --------         ----     --------          ----     --------         ----
Total deposits .....................................    $177,002         2.22%    $128,345          2.99%    $100,332         4.60%
                                                        ========         ====     ========          ====     ========         ====

         As of December 31, 2003, the Bank held $32,784,000 in time deposits of $100,000 or more, with approximately $8,586,000 with maturities within three months, $19,482,000 with maturities over three through twelve months, and $4,796,000 with maturities over twelve months. Wholesale time deposits generated through corporations, banks, credit unions, etc., on a national level totaled approximately $23,868,000 as of December 31, 2003. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Borrowed Funds

         Major sources of borrowed funds in 2003 and 2002, other than deposits, were retail repurchase agreements and Federal Home Loan Bank advances.

         Retail repurchase agreements are short-term borrowings from commercial customers collateralized by government or government agency securities and repayable with interest. At December 31, 2003 and 2002, First South Bank had $6,088,913 and $3,229,737 in retail repurchase agreements, respectively. The weighted average interest rates for retail repurchase agreements outstanding at December 31, 2003 and 2002 were .38% and .69%, respectively, and those repurchase agreements all had next day maturities. The maximum amount of retail repurchase agreements at the end of any month was $7,058,835 in 2003 and $8,064,675 in 2002. The approximate average amount of outstanding retail repurchase agreements was $4,903,000 in 2003 and $5,887,000 in 2002 and approximate weighted interest rates in 2003 were .51% in 2003 and 1.10% in 2002.

         At December 31, 2003 and 2002, First South had two advances of $5 million each outstanding from the Federal Home Loan Bank of Atlanta. The advances are collateralized by alien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The borrowings carried fixed interest rates of 4.3% and 4.6% and mature in February and March 2011. One of the advances became callable during February 2003 and is callable until maturity. The other advance will become callable in March 2004 and will be callable until its maturity. The approximate average amounts of such borrowings outstanding in 2003 and 2002 were $10 million and $8.9 million, respectively. The approximate weighted interest rates for 2003 and 2002 were 4.45% and 4.41%, respectively. The maximum amount of such advances outstanding at the end of any month in 2003 and 2002 was $10 million.

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for each period indicated.


                                                Year Ended December 31,
                                                -----------------------
                                             2003         2002         2001
                                             ----         ----         ----

Return on assets ...................        0.93%         0.82%       0.71%
Return on equity ...................       13.70%        10.35%       7.25%
Dividend payout ratio ..............        0.00%         0.00%       0.00%
Equity to assets ratio .............        6.80%         7.96%       9.80%

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 76 % of total assets at December 31, 2003. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank currently has two ten year $5,000,000 loan advances from the FHLB of Atlanta. One of these advances is presently callable and the other is callable in March 2004. In addition, at December 31, 2003, the Bank also had a $2,000,000 line advance from the FHLB. This advance, which was in the form of a daily rate credit, was repaid in January 2004. The Bank also has additional lines of credit with other banks in the form of federal funds lines in the amount of $10,000,000. The Bank has never drawn on any of these federal funds lines. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business.

Capital Resources

         The equity capital of the Company increased $1,440,778 during 2002 and by $2,059,397 in 2003. The increase in 2003 resulted from an increase in retained earnings of $2,104,267, a reduction in other comprehensive income of $52,370, and additional paid-in capital of $7,500 from the exercise of stock options.

         The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         At December 31, 2003, both the Company and the Bank met all of the requirements to be adequately capitalized. Capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                    To be well
                                                                                                                    capitalized
                                                                                                                   under prompt
                                                                                        For capital                 corrective
                                                                                     adequacy purposes          action provisions
                                                             Actual                       Minimum                     Minimum
                                                             ------                       -------                     -------
                                                     Amount           Ratio        Amount         Ratio         Amount      Ratio
                                                     ------           -----        ------         -----         ------      -----
                                                                                    (Dollars in thousands)
As of December 31, 2003
   Total Capital (to risk
      weighted assets) ....................         $18,921            8.49%      $17,815          8.0%       $22,269          10.0%
   Tier 1 Capital (to risk
      weighted assets) ....................          16,321            7.33%        8,908          4.0         13,362           6.0
   Tier 1 Capital (to average
      assets)(leverage) ...................          16,321            6.47%       10,088          4.0         12,610           5.0

         With the level of annual retained earnings insufficient to support the growth in assets the Bank has experienced, the capital position has been declining annually. Following an examination by management of options available through which capital levels could be returned to those at or above those well-capitalized ratios shown in the above table, the Bank received $4,900,000 in the form of Tier 1 capital from the Company on January 30, 2004. The funds received were proceeds from the issuance and sale by the Company of $5,000,000 FSBS Capital Trust I trust preferred securities. (See note 18 to the Consolidated Financial Statements.)


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

Off-Balance Sheet Arrangements

         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At December 31, 2003, the Bank had issued commitments to extend credit of $38.2 million through various types of lending arrangements. Of these commitments,
83.1 %, or $32 million, expire within one year, and 16.9 %, or $6.5 million, expire in one year or more. Past experience indicates that many of these commitments to extend credit will expire unused.

         The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based of the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 7. Financial Statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                       Consolidated Financial Statements
                 Years Ending December 31, 2003, 2002, and 2001

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY


                                    Contents

                                                                          Page

Independent Auditors' Report .........................................      2
Consolidated Balance Sheets ..........................................      3
Consolidated Statements of Operations ................................      4
Consolidated Statements of Changes in Stockholders' Equity ...........      5
Consolidated Statements of Cash Flows ................................      6
Notes to Financial Statements ........................................    7-30

CHERRY
BEKAERT &
HOLLAND
Certified Public
Accounts &
Consuntants

                          Independent Auditors' Report



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                        s/Cherry Bekaert & Holland, L.L.P.




Charlotte, North Carolina
January 30, 2004, except for Note 18, as to which the date is February 18, 2004

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                                                                        2003                 2002
     Assets                                                                                             ----                 ----

Cash and due from banks ..............................................................           $  4,492,767           $  4,192,080
Interest-bearing deposits ............................................................                 25,000                100,000
Securities available-for-sale ........................................................             10,372,164             14,855,346
Securities held-for-investment .......................................................              3,873,928              2,368,583
Loans, net ...........................................................................            224,169,439            156,977,796
Premises and equipment, net ..........................................................              5,455,891              2,832,672
Other assets .........................................................................              3,331,774              3,637,801
                                                                                                 ------------           ------------

     Total Assets ....................................................................           $251,720,963           $184,964,278
                                                                                                 ============           ============

     Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ......................................................           $ 19,028,127           $ 14,535,143
     Interest-bearing demand and savings .............................................             80,063,488             56,890,963
     Time deposits ...................................................................            116,364,574             84,271,841
                                                                                                 ------------           ------------
        Total deposits ...............................................................            215,456,189            155,697,947

Retail repurchase agreements .........................................................              6,088,913              3,229,737
Other borrowed funds .................................................................             12,235,553             10,454,691
Other accrued expenses and liabilities ...............................................              1,531,180              1,232,172
                                                                                                 ------------           ------------

     Total liabilities ...............................................................            235,311,835            170,614,547
                                                                                                 ------------           ------------

Commitments and contingencies ........................................................                      -                      -
Stockholders' equity
     Common stock no par value; authorized 30,000,000 shares;
     1,382,040 and 920,780
        issued and outstanding at December 31, 2003 and 2002,
        respectively .................................................................                      -                      -
     Paid-in capital .................................................................             11,152,489             11,144,989
     Retained earnings ...............................................................              5,224,807              3,120,540
     Accumulated other comprehensive income ..........................................                 31,832                 84,202
                                                                                                 ------------           ------------

 Stockholders' equity ................................................................             16,409,128             14,349,731
                                                                                                 ------------           ------------
                                                                                                 $251,720,963           $184,964,278
                                                                                                 ------------           ------------

        See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  Years ended December 31, 2003, 2002 and 2001


                                                                               2003                     2002                2001
                                                                               ----                     ----                ----

Interest income
     Loans .......................................................         $ 12,282,117          $  9,312,105          $  8,596,068
     Federal funds sold ..........................................                    -                     -                 1,363
     Securities
         U.S. Government and agency obligations ..................              431,568               631,322               787,742
         State and local obligations .............................               26,016                25,995                25,979
         Other securities ........................................               74,993                81,446                80,154
     Deposits with banks .........................................               70,064               156,644               177,014
                                                                           ------------          ------------          ------------
           Total interest income .................................           12,884,758            10,207,512             9,668,320
                                                                           ------------          ------------          ------------

Interest expense
     Deposits
         Time ....................................................            2,734,418             2,921,920             3,697,867
         Interest-bearing demand and savings .....................            1,191,777               910,346               922,915
     Borrowed funds ..............................................              457,528               452,021               384,005
     Other .......................................................               26,583                68,522               130,219
                                                                           ------------          ------------          ------------
           Total interest expense ................................            4,410,306             4,352,809             5,135,006

          Net interest income ....................................            8,474,452             5,854,703             4,533,314

Provision for loan losses ........................................              949,302               674,830               445,853
                                                                           ------------          ------------          ------------

          Net interest income after provision for
         loan losses .............................................            7,525,150             5,179,873             4,087,461

Non-interest income
     Service charges, fees, and commissions ......................              454,579               357,714               324,681
     Loan brokerage fees .........................................              454,344               302,342                     -
     Mortgage banking loan fees ..................................              233,305               136,342                50,006
     Other .......................................................              112,058                64,021                56,559
                                                                           ------------          ------------          ------------
           Total other operating income ..........................            1,254,286               860,419               431,246

Non-interest expenses
     Salaries and employee benefits ..............................            3,190,603             2,391,337             1,921,795
     Occupancy and equipment .....................................              635,843               479,388               480,377
     Legal expenses ..............................................              263,765                83,200                13,284
     Data processing .............................................              329,269               163,272               130,844
     Other outside services ......................................              262,986                68,386                79,317
     Other .......................................................              866,703               640,683               572,680
                                                                           ------------          ------------          ------------
           Total other operating expenses ........................            5,549,169             3,826,266             3,198,297

           Income before income taxes ............................            3,230,267             2,214,026             1,320,410

Current income tax expense .......................................            1,386,000             1,003,262               612,575
Deferred income tax benefit ......................................             (260,000)             (208,000)             (198,000)
                                                                           ------------          ------------          ------------

           Net income ............................................         $  2,104,267          $  1,418,764          $    905,835
                                                                           ============          ============          ============

Earnings per common share ........................................         $       1.52          $       1.03          $       0.66
Diluted earnings per common share ................................         $       1.46          $       0.99          $       0.65

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2003, 2002 and 2001

                                                       Common                                           Accumulated
                                                      Stock in                                             Other           Total
                                                      Number of        Paid-In          Retained       Comprehensive   Stockholders'
                                                       Shares          Capital          Earnings       Income (Loss)       Equity
                                                       ------          -------          --------       -------------       ------

Balance at December 31, 2000 .................          917,780      $11,096,989      $   795,941      $    (2,986)      $11,889,944

     Comprehensive income:
        Netincome ............................                -                -          905,835                -
        Net change in unrealized
        gain on securities
        available-for-sale,
        net of tax of ($72,357) ..............                -                -                -          113,174
       Comprehensive income ..................                -                -                -                -         1,019,009
                                                      ---------      -----------      -----------      -----------       -----------

Balance at December 31, 2001 .................          917,780       11,096,989        1,701,776          110,188        12,908,953
                                                      ---------      -----------      -----------      -----------       -----------

     Exercised stock options .................            3,000           48,000                -                -            48,000

     Comprehensive income:
        Net income ...........................                -                -        1,418,764                -
        Net change in unrealized
        gain on securities
        available-for-sale,
        net of tax benefit of $16,614 ........                -                -                -          (25,986)
       Comprehensive income ..................                -                -                -                -         1,392,778
                                                      ---------      -----------      -----------      -----------       -----------

Balance at December 31, 2002 .................          920,780       11,144,989        3,120,540           84,202        14,349,731
                                                      ---------      -----------      -----------      -----------       -----------

     Exercised stock options .................              600            7,500                -                -             7,500

     Comprehensive income:
        Net income ...........................                -                -        2,104,267                -
        Net change in unrealized
        gain on securities
        available-for-sale,
        net of tax benefit of $32,098 ........                -                -                -          (52,370)
     Comprehensive income: ...................                -                -                -                -         2,051,897

     Three-for-two common stock
     split ...................................          460,660                -                -                -                 -
                                                      ---------      -----------      -----------      -----------       -----------

Balance at December 31, 2003 .................        1,382,040      $11,152,489      $ 5,224,807      $    31,832       $16,409,128
                                                      =========      ===========      ===========      ===========       ===========

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001

Cash flows from operating activities
     Net income ........................................................       $  2,104,267        $  1,418,764        $    905,835
     Adjustments to reconcile net income to net
     cash
          provided by operating activities
            Depreciation and amortization ..............................            243,468             189,003             203,548
            Provision for loan losses ..................................            949,302             674,830             445,853
            Gain on disposal of premises and
            equipment ..................................................             (6,453)                  -                   -
            (Gain) Loss on sale of other real estate
            owned ......................................................             (3,549)              2,851                   -
            Deferred tax asset .........................................           (260,000)           (208,000)           (198,000)
            Decrease (increase) in interest
            receivable .................................................           (195,401)           (150,497)            172,270
            Decrease (increase) in other assets ........................            204,610            (495,309)            170,380
            Increase (decrease) in accrued expenses
               and other liabilities ...................................            331,106             806,024            (546,424)
                                                                               ------------        ------------        ------------

            Net cash provided by operating
            activities .................................................          3,367,350           2,237,666           1,153,462
                                                                               ------------        ------------        ------------

Cash flows from investing activities
     Origination of loans, net of principal
     collected .........................................................        (67,880,945)        (33,812,549)        (43,316,121)
     Proceeds from matured / called securities
     available-for-sale ................................................         10,998,714          11,000,000          12,000,896
     Proceeds from matured / called securities
     held-for-investment ...............................................            518,503                   -           2,999,084
     Purchase of securities available-for-sale .........................         (6,600,000)        (16,998,552)         (8,437,438)
     Purchase of securities held-for-investment ........................         (2,023,848)         (1,017,363)                  -
     Proceeds from sale of other real estate owned .....................            337,457             147,149                   -
     Proceeds from disposal of premises and
     equipment .........................................................             20,487                   -                   -
     Purchases of premises and equipment ...............................         (2,880,721)           (145,446)           (174,038)
     Increase in cash surrender value of life
     insurance .........................................................            (37,090)            (41,110)            (37,951)
                                                                               ------------        ------------        ------------

             Net cash used in investing activities .....................        (67,547,443)        (40,867,871)        (36,965,568)
                                                                               ------------        ------------        ------------

Cash flows from financing activities
     Net increase in deposits ..........................................         59,758,242          38,414,871          18,697,566
     Proceeds from exercise of stock options ...........................              7,500              48,000                   -
     Net (decrease) increase in retail repurchase
     agreements ........................................................          2,859,176          (2,393,657)          2,656,251
     Net (decrease) increase in other borrowings .......................           (219,138)            414,024                   -
     Proceeds of advances from FHLB ....................................          6,000,000                   -          12,500,000
     Repayment of advances from FHLB ...................................         (4,000,000)                  -          (2,500,000)
                                                                               ------------        ------------        ------------

            Net cash provided by financing
            activities .................................................         64,405,780          36,483,238          31,353,817
                                                                               ------------        ------------        ------------

Net increase (decrease) in cash and cash
equivalents ............................................................            225,687          (2,146,967)         (4,458,289)

Cash and cash equivalents at beginning of year .........................          4,292,080           6,439,047          10,897,336
                                                                               ------------        ------------        ------------

Cash and cash equivalents at end of year ...............................       $  4,517,767        $  4,292,080        $  6,439,047
                                                                               ============        ============        ============

Supplemental disclosure of cash flow information
     Cash paid during the year for interest ............................       $  4,347,578        $  4,626,160        $  5,472,592
                                                                               ============        ============        ============
     Cash paid during the year for income taxes ........................       $  1,132,904        $  1,063,007        $    811,581
                                                                               ============        ============        ============

See accompanying notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Organization

First South Bancorp, Inc. (the "Corporation" or the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for First South Bank (the Bank). On September 30, 1999, pursuant to a plan of exchange approved by the shareholders of the Bank, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Corporation. The Corporation presently engages in no business other than that of owning the Bank and has no employees. The Bank was incorporated on April 23, 1996, and began banking operations on August 19, 1996. The Bank is a South Carolina chartered commercial bank and is engaged in lending and deposit gathering activities from two branches in Spartanburg County, one branch in Columbia, South Carolina, one branch in Hilton Head, South Carolina, and a loan production office in Asheville, North Carolina. It operates under the laws of South Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.


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

     (c)  Securities

          Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

          - securities held-for-investment are held-to-maturity and reported at amortized cost,

          - trading securities are reported at fair value with unrealized gains and losses included in earnings, or;

          - securities available-for-sale are reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

      The Company intends to hold the available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities have been classified as held-to-maturity securities because management has determined that the Company has the intent and the ability to hold all such securities until maturity.

      Gains and losses on sales of securities are recognized when realized on a specific identification, trade date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method.

      There were no investments classified as trading securities at December 31, 2003 and 2002.

     (d)  Loans and allowance for loan losses

          Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, generally when the loan is 90 days delinquent. All interest accrued, but not collected for loans that are placed on nonaccrual, is reversed against interest income. A commercial loan is considered past due when a payment is not received by the next business day after the due date. A consumer loan is considered past due when a payment is not received within 30 days after the due date.

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

          (k)  Stock Options

          Financial Accounting Standards Board (FASB) Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002 and are included in these financial statements.

          The Company has elected to continue using the measurement method prescribed in Accounting Principles Board Opinion No. 25 and, accordingly, FASB Statement No. 123 has no effect on the Company's financial position or results of operations. As a result, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date of the awards consistent with the provisions of FASB Statement No. 123, the Company's net earnings and earnings per share would have decreased to the pro forma amounts indicated below:


                                                                                    2003                 2002                  2001
                                                                                    ----                 ----                  ----
Net income - as reported ...........................................        $    2,104,267       $     1,418,764      $      905,835
Net income - pro forma .............................................             1,953,093             1,289,861             778,241
Earnings per common share - as reported ............................                  1.52                  1.03                0.66
Earnings per common share - pro forma ..............................                  1.41                  0.93                0.56
Diluted earnings per common share - as reported ....................                  1.46                  0.99                0.65
Diluted earnings per common share - pro forma ......................                  1.35                  0.90                0.55

(l)  Fair value of financial instruments

     FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the value of the financial instruments held by the Company.

       The following methods and assumptions were used to estimate the fair value for each class of financial instruments.

       Cash and cash equivalents. For cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits, the carrying value approximates fair value.

       Securities. The fair value of investments securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Restricted Federal Home Loan Bank (FHLB) stock is valued at cost.

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

       Other interest-bearing liabilities. The carrying value of retail repurchase agreements and other borrowed funds approximates fair value since these obligations have variable interest rates with daily repricings. At least an equal amount of securities, at their carrying values, are pledged as collateral for all repurchase agreements.

   (l) Fair value of financial instruments

       Commitments. The fair value of commitments to extend credit is based on fees currently being charged for similar instruments and is considered to approximate carrying value. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value.

   (l)Recent accounting pronouncements

      FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002 and the provisions of this statement were effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of this Statement did not have a material impact on the consolidated financial statements of the Company.

      FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this statement were effective for disposal activities initiated after December 31, 2002. The adoption of the provisions of this Statement did not have a material impact on the consolidated financial statements of the Company.

      FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends SFAS No. 133 for certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process and to clarify the definition of a derivative. This statement was effective for contracts entered into or modified after June 30, 2003, except for certain specific issues already addressed by the Derivatives Implementation Group and declared effective that are included in the statement. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

      FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement did not have a material impact on the consolidated financial statements of the Company.

      FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51, as amended by FASB Interpretation No. 45R, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. At December 31, 2003. the Company did not have any variable interest entities as defined by this Interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company in 2003. Subsequent to December 31, 2003, the company formed a wholly-owned Delaware statutory business trust, FSBS Capital Trust I (the "Trust"), which issued $5,000,000 of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures. The trust will be a variable interest entity in future periods.

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

Note 3 - Securities

Available-for-sale

A summary of the amortized cost and estimated fair value of securities available-for-sale follows:

                                                                                         Gross             Gross         Estimated
                                                                     Amortized         Unrealized       Unrealized          Fair
                                                                       Cost              Gains            Losses           Value
                                                                       ----              -----            ------           -----
December 31, 2003
              U.S. Government agency obligations ...........       $ 9,497,730       $    68,805       $    22,190       $ 9,544,345
              State and local obligations ..................           123,093             4,726                             127,819
              Restricted FHLB stock ........................           700,000                                               700,000
                                                                   -----------       -----------       -----------       -----------
                Total Securities
                  Available-for-sale .......................       $10,320,823       $    73,531       $    22,190       $10,372,164
                                                                   ===========       ===========       ===========       ===========

December 31, 2003
              U.S.Government agency obligations ............       $13,996,523       $   131,890       $         -       $14,128,413
              State and local obligations ..................           123,014             3,919                             126,933
              Restricted FHLB stock ........................           600,000                                               600,000
                                                                   -----------       -----------       -----------       -----------
                Total Securities
                  Available-for-sale .......................       $14,719,537       $   135,809       $         -       $14,855,346
                                                                   ===========       ===========       ===========       ===========

There have been no sales of securities available-for-sale in 2003 or 2002. The Company has only one security in an unrealized loss position at December 31, 2003. The security, with a fair value of $977,810 and an unrealized loss of $22,190 at December 31, 2003, has been in a continuous unrealized loss position for less than 12 months.

Held-for-investment

A summary of the carrying value and estimated fair market value of securities held-for- investment follows:


                                                                                          Gross            Gross          Estimated
                                                                      Amortized         Unrealized       Unrealized          Fair
                                                                         Cost             Gains            Losses           Value
                                                                         ----             -----            ------           -----
December 31, 2003
                  U.S. Government agency obligations .......        $1,010,927        $   12,823               $ -        $1,023,750
                  Trust Preferred securities ...............           477,862           127,592           605,454
                  Mortgage backed securities ...............         2,010,139             7,496         2,017,635
                  State and local obligations ..............           375,000            11,592                 -           386,592
                                                                    ----------        ----------        ----------        ----------
                    Total securities held-for-investment ...        $3,873,928        $  159,503                 -        $4,033,431
                                                                    ==========        ==========        ==========        ==========


December 31, 2002
                  U.S. Government agency obligations .......        $1,517,363        $   30,457               $ -        $1,547,820
                  Trust Preferred securities ...............           476,220            72,858           549,078
                  State and local obligations ..............           375,000            12,283                 -           387,283
                                                                    ----------        ----------        ----------        ----------
                    Total securities
                  held-for-investment ......................        $2,368,583        $  115,598                 -        $2,484,181
                                                                    ==========        ==========        ==========        ==========


The    scheduled    maturities    of    securities    held-for-investment    and
available-for-sale at December 31, 2003 were as follows:


                                                                    Available-for-Sale                    Held-for-Investment
                                                                    ------------------                    -------------------
                                                                                 Estimated                                Estimated
                                                              Amortized             Fair               Amortized            Fair
                                                                 Cost               Value                Cost               Value
                                                                 ----               -----                ----               -----

Due in one year or less ............................         $         -         $         -        $          -         $         -
Due from one to five years .........................           7,497,730           7,540,475           1,010,927           1,023,750
         Due from five to 10 years .................           1,000,000           1,003,750                   -                   -
   Due after ten years .............................           1,123,093           1,127,939             852,862             992,046
   Mortgage backed securities ......................                   -                   -           2,010,139           2,017,635
   Equity securities ...............................             700,000             700,000                   -                   -
                                                             -----------         -----------         -----------         -----------
                                                             $10,320,823         $10,372,164         $ 3,873,928         $ 4,033,431
                                                             ===========         ===========         ===========         ===========

At December 31, 2003, securities with a carrying value of approximately $8,500,000 were pledged to secure retail repurchase agreements and Treasury, tax and loan deposits.

Note 4 - Loans and allowance for loan losses

Loans at December 31, 2003 and 2002 are summarized as follows:

                                                      2003             2002
                                                      ----             ----
Construction and land development ............   $  14,345,975    $  14,211,986
1-4 Family residential properties ............      55,948,902       30,904,373
Multifamily residential properties ...........       1,274,998          933,999
Non-farm nonresidential properties ...........     101,938,822       62,878,939
Other real estate loans ......................       1,650,997        1,777,998
Commercial and industrial, non-real estate ...      51,523,910       47,052,954
Consumer .....................................         554,999        1,053,596
Other ........................................               -           47,000
                                                 -------------    -------------
Total loans ..................................     227,238,603      158,860,845
Less: Allowance for loan losses ..............      (2,600,000)      (1,750,000)
      Net deferred loan fees .................        (469,164)        (133,049)
                                                 -------------    -------------
                                                 $ 224,169,439    $ 156,977,796
                                                 =============    =============

The activity in the allowance for loan losses for 2003, 2002 and 2001 is summarized as follows:

                                          2003           2002            2001
                                          ----           ----            ----

Balance at beginning of year ......   $ 1,750,000    $ 1,450,000    $ 1,055,000
Provision charged to operations ...       949,302        674,830        445,853
Loan charge-offs ..................    (1,808,203)      (392,450)       (51,670)
Loan recoveries ...................     1,708,901         17,620            817
                                      -----------    -----------    -----------
Balance at end of year ............   $ 2,600,000    $ 1,750,000    $ 1,450,000
                                      ===========    ===========    ===========

At December 31, 2003 and 2002, nonaccrual loans amounted to $295,039 and $111,559, respectively. The Company evaluates impairment of loans on an individual loan basis. As of December 31, 2003 and 2002 loans individually evaluated and considered impaired under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan were immaterial.

At December 31, 2003, the Company had loans outstanding to officers, directors, and their related interests of $3,450,473. During 2003, directors, officers, and their related interests borrowed $2,835,278 and repaid $5,823,220. At December 31, 2002, the Company had loans outstanding to officers, directors, and their related interests of $6,438,415. During 2002, directors, officers, and their related interests borrowed $2,545,525 and repaid $2,296,960.

In the normal course of business there are outstanding commitments for the extension of credit, which are not reflected in the financial statements. At December 31, 2003 and 2002, pre-approved but unused lines of credit for loans totaled approximately $38,169,647 and $21,541,050, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $2,539,000 and $2,828,000 at December 31, 2003 and 2002, respectively. The
Company also had $2,375,000 in outstanding variable rate commercial loan commitments at December 31, 2003. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations. The fair value of these standby letters of credit is based on fees currently charged for similar instruments and is immaterial to the financial statements taken as a whole.

The Company grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Spartanburg County, Richland County, and Hilton Head area in South Carolina and the Asheville area in North Carolina. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

Note 5 - Premises and equipment

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

                                                     2003               2002
                                                     ----               ----

Land .....................................       $   431,412        $   431,412
Buildings ................................         4,715,267          2,253,509
Leasehold Improvements ...................            93,590             93,590
Furniture and equipment ..................         1,439,200            983,864
Construction in progress .................                 -             52,261
                                                 -----------        -----------
                                                   6,679,469          3,814,636

Less: accumulated depreciation ...........        (1,223,578)          (981,964)
                                                 -----------        -----------
                                                 $ 5,455,891        $ 2,832,672
                                                 ===========        ===========


Depreciation expense for the years ended 2003, 2002 and 2001 was $243,468, $189,003, and $203,548, respectively.

Note 6 - Deposits

A summary of deposit accounts at December 31, 2003 and 2002 follows:

                                                     2003               2002
                                                     ----               ----

Demand
     Non-interest bearing ..............        $ 19,028,127          14,535,143
     Interest bearing ..................          36,531,572          34,676,720
Savings ................................          43,531,916          22,214,243
Time, $100,000 or more .................          32,784,468          20,560,906
Other time .............................          83,580,106          63,710,935
                                                ------------        ------------
                                                $215,456,189        $155,697,947
                                                ============        ============

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004 ...............................................     $97,498,661
2005 ...............................................       9,738,561
2006 ...............................................       9,127,352
2007 ...............................................               -
2008 and thereafter ................................               -
                                                        ------------
                                                        $116,364,574
                                                        ============

Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $4,913,801 and $3,288,426 at December 31, 2003 and 2002, respectively.

Note 7 - Other borrowed funds

At December 31, 2003 and 2002, the Bank had two $5,000,000 fixed-rate advances outstanding from the FHLB that are collateralized by a lien on qualifying first mortgage and commercial loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The borrowings carried interest rates of 4.3% and 4.6% and mature in February 2011 and March of 2011. One of the $5,000,000 advances is callable until maturity and the other $5,000,000 advance will be callable March 2004 through maturity. At December 31, 2003 the Bank also had a $2,000,000 variable-rate advance from the FHLB that is collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The borrowing carried an interest rate of 1.15% and matured in January 2004. The variable-rate is 30 basis points above the FHLB overnight rate and adjusts daily. The unused portion of the line of credit with the FHLB was approximately $20,000,000 at December 31, 2003.

Treasury, tax and loan accounts with balances of $235,553 and $454,691 at December 31, 2003 and 2002, respectively are also included in other borrowed funds. These borrowings bear interest at the federal funds rate less 25 basis points.

At December 31, 2003 and 2002, the Bank had $10,000,000 of unused lines of credit to purchase federal funds from banks.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.



                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                     For Capital               Prompt Corrective
                                                            Actual                Adequacy Purposes            Action Provisions
                                                            ------                -----------------            -----------------
                                                   Amount            Ratio       Amount         Ratio        Amount          Ratio
                                                   ------            -----       ------         -----        ------          -----

December 31, 2003
     Total Capital
     (To Risk Weighted Assets) ..........       $18,921,000          8.49%    $17,819,000       >8.0%       $22,274,000       >10.0%
     Tier I Capital
     (To Risk Weighted Assets) ..........       $16,321,000          7.33%    $ 8,910,000       >4.0%       $13,365,000       >6.0%
     Tier I Capital
     (To Average Assets) ................       $16,321,000          6.47%    $10,088,000       >4.0%       $12,610,000       >5.0%


                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                     For Capital               Prompt Corrective
                                                            Actual                Adequacy Purposes            Action Provisions
                                                            ------                -----------------            -----------------
                                                     Amount            Ratio       Amount       Ratio        Amount          Ratio
                                                     ------            -----       ------       -----        ------          -----

December 31, 2002
      Total Capital
      (To Risk Weighted  Assets) .............      $15,968,000        10.04%   $12,729,000      >8.0%      $15,912,000      >10.0%
      Tier I Capital
      (To Risk Weighted Assets) ..............      $14,218,000         8.94%   $ 6,365,000      >4.0%      $ 9,547,000      >6.0%
      Tier I Capital
      (To Average Assets) ....................      $14,218,000         7.57%   $ 7,508,000      >4.0%      $ 9,385,000      >5.0%

Note 9 - Income taxes

The provision for income taxes is summarized below:

                                                                     2003                        2002                     2001
                                                                     ----                        ----                     ----
Currently payable
    Federal .......................................               $ 1,284,325                $   945,312                $   571,902
    State .........................................                   101,675                     57,950                     40,673
                                                                  -----------                -----------                -----------
                                                                    1,386,000                  1,003,262                    612,575

Deferred
    Federal .......................................                  (240,927)                  (195,986)                  (177,856)
    State .........................................                   (19,073)                   (12,014)                   (20,144)
                                                                  -----------                -----------                -----------
                                                                     (260,000)                  (208,000)                  (198,000)
                                                                  -----------                -----------                -----------

    Total income taxes ............................               $ 1,126,000                $   795,262                $   414,575
                                                                  ===========                ===========                ===========


The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                                                                          Years ended
                                                                                                          December 31,
                                                                                                          ------------
                                                                                            2003              2002            2001
                                                                                            ----              ----            ----
Statutory rates ..............................................................              34.0%             34.0%           34.0%
  Increase (decrease) resulting from:
       State taxes, net of federal benefit ...................................               2.1%              2.0%            2.0%
       Effect of tax exempt interest and dividends ...........................              (0.5%)            (0.6%)          (1.5%)
       Life Insurance ........................................................              (0.7%)            (1.5%)          (3.2%)
       Other, net ............................................................               0.0%              2.0%            0.1%
                                                                                            ----              ----            ----
                                                                                            34.9%             35.9%           31.4%
                                                                                            ====              ====            ====

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                      2003              2002
                                                      ----              ----
Deferred tax assets
   Allowance for loan losses ...............      $   950,000       $   680,000
   Other ...................................          174,000            83,000
          Gross deferred tax assets ........        1,124,000           763,000
   Less:  valuation allowance ..............                -            (1,300)
                                                  -----------       -----------
       Net deferred tax assets .............        1,124,000           761,700

Deferred tax liabilities
   Depreciation ............................         (159,000)          (55,700)
   Available-for-sale securities ...........          (20,000)          (53,000)
                                                  -----------       -----------

       Net .................................      $   945,000       $   653,000
                                                  ===========       ===========

The change in the valuation allowance was $1,300 for the year ending December 31, 2003.

Note 10 - Commitments and contingencies

The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2003, are as follows:

                 2004                                       $  142,227
                 2005                                           62,194
                 2006                                           26,124
                 2007 and thereafter                                 -
                                                             ---------
                                                            $  230,545
                                                             =========

Total lease expense was $171,176, $134,755 and $120,062 for 2003, 2002 and 2001,
respectively.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the disposition of these claims will not have a material adverse impact on the financial position or results of operations of the Company.

Note 11 - Restrictions on dividends, loans and advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of cash dividends, which may be paid at any date without prior regulatory consent, is generally limited to the year's net income of the Bank provided the Bank received a composite rating of one or two at the last examination conducted by the federal or state regulatory authority, and loans or advances are limited to 10 percent of the Bank's common stock and surplus on a secured basis.

In addition, cash dividends paid by the Bank to the Corporation would be prohibited if the effect would cause the Bank's capital to be reduced below applicable minimum regulatory capital requirements.

In 2003, the Bank's banking regulators conducted a routine examination of the Bank. As a result of this examination, the Bank's Board of Directors signed a memorandum of understanding with the banking regulators in September 2003 in connection with the Bank's deferred presentment lending program that the Bank was in the process of terminating. Included in the memorandum of understanding was an agreement that the Bank would not pay cash dividends without prior approval of the banking regulators. The memorandum of understanding was terminated in January 2004. Based on the composite rating assigned to the Bank as a result of the banking regulator's examination, the Bank cannot pay cash dividends without prior approval of the banking regulators.


Note 12 - Employee benefit plans

401(k) plan
All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6% of compensation, the Company makes a 100% matching contribution. Expense related to this plan was $93,770, $81,937 and $68,052 in 2003, 2002 and 2001, respectively.

Salary continuation plan

During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $114,050 and $86,678 at December 31, 2003 and 2002, respectively.

Note 13 - Stock options

The Company has issued incentive stock options to certain officers and employees. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue using the measurement method prescribed in Accounting Principles Board Opinion No. 25 and, accordingly, FASB Statement No. 123 has no effect on the Company's financial position or results of operations.

Note 13 - Stock options, continued

The following is a summary of stock option activity and related information for the years ended December 31, 2003, 2002 and 2001:


                                                            2003                        2002                       2001
                                                            ----                        ----                       ----
                                                                  Weighted                     Weighted                  Weighted
                                                                   Average                     Average                    Average
                                                 Options       Exercise Price   Options    Exercise Price   Options   Exercise Price
                                                 -------       --------------   -------    --------------   -------   --------------

Outstanding- Beginning
   of period ...........................         157,890        $   11.61      141,173        $   10.41      107,442       $    9.49
   Granted .............................          20,654            20.65       21,218            19.37       33,731           12.95
   Exercised ...........................            (900)            8.33       (4,500)           10.67            -               -
   Forfeited ...........................               -                -            -                -            -               -
                                                --------        ---------     --------        ---------     --------       ---------
Outstanding- End of Period .............         177,644        $   12.68      157,891        $   11.61      141,173       $   10.41
                                                ========        =========     ========        =========     ========       =========

Exercisable- End of
   Period ..............................         118,001        $   10.41       96,048        $    9.64       80,896       $    9.16
                                                ========        =========     ========        =========     ========       =========

Weighted average fair
   value of options granted ............                        $   13.41                      $  12.65                    $    5.82
                                                                =========                      ========                    =========

Exercise prices for options outstanding as of December 31, 2003 and 2002 ranged from $7.33 to $21.00. The weighted average remaining contractual life of those options is approximately 6.5 years at December 31, 2003 and 7 years at 2002.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001; dividend yield of 0.00%, expected volatility of 50% in 2003 and 2002 and 20% in 2001, risk-free interest rates of 3.77% in 2003, 4.00% in 2002 and 5.00% in 2001, and expected lives of 10 years for the options.


Note 14 - Fair value of financial instruments

The estimated fair values of financial instruments are as follows:

                                                                               2003                                  2002
                                                                               ----                                  ----
                                                                    Carrying         Estimated            Carrying         Estimated
                                                                     Amount         Fair Value             Amount         Fair Value
                                                                     ------         ----------             ------         ----------
                                                                         (in thousands)                        (in thousands)

Financial assets
     Cash and cash equivalents .........................           $  4,518           $  4,518           $  4,292           $  4,292
   Securities
     Available-for-sale ................................             10,372             10,372             14,855             14,855
     Held-for-investment ...............................              3,874              4,033              2,369              2,484
   Loans ...............................................            224,169            231,008            156,978            159,430

Financial liabilities
   Deposits ............................................            215,456            216,247            155,698            156,109
   Retail repurchase agreements ........................              6,089              6,089              3,230              3,230
   Other borrowed funds ................................             12,235             15,089             10,455             12,140

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

Note 15 - Earnings per common share (EPS)

The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows:


                                                                                                                             Per
                                                                                   Income                Shares             Share
December 31, 2003                                                               (Numerator)           (Denominator)         Amount
                                                                                -----------           -------------         ------

Earnings per common share:
Income available to common  stockholders ..........................             $2,104,267              1,381,722          $   1.52
Dilutive effect of stock options ..................................                      -                 62,844             (0.06)

Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ...................................................             $2,104,267              1,444,566          $   1.46
                                                                                ==========             ==========          ========


Options to purchase 14,204 shares of common stock at $21.00 per share and options to purchase 450 shares of common stock at $20.33 per share were not included in the computation of diluted earnings per share for 2003 because the options' exercise price was greater than the average market price of the common shares.

                                                                                                                              Per
                                                                                 Income                   Shares             Share
December 31, 2002                                                              (Numerator)            (Denominator)         Amount
                                                                               -----------            -------------         ------

Earnings per common share:
Income available to common  stockholders ..........................             $1,418,764               ,380,863          $   1.03
Dilutive effect of stock options ..................................                      -                 45,525             (0.04)
                                                                                ----------             ----------          --------

Diluted EPS:
Income available to common
    stockholders + assumed
    conversions ...................................................             $1,418,764              1,426,388          $    .99
                                                                                ==========             ==========          ========

Options to purchase 3,750 shares of common stock at $17.33 per share, options to purchase 150 shares of common stock at $18.11 per share and options to purchase 16,718 shares of common stock at $20.00 per share were not included in the computation of diluted earnings per share for 2002 because the options' exercise price was greater than the average market price of the common shares.

                                                                                                                              Per
                                                                               Income                   Shares               Share
December 31, 2001                                                            (Numerator)             (Denominator)           Amount
                                                                             -----------             -------------           ------

        Earnings per common share:
        Income available to common  stockholders ..........................           $ 905,835           1,376,670        $   0.66
        Dilutive effect of stock options ..................................                   -              27,581           (0.01)
                                                                                      ---------           ---------        --------

              Diluted EPS:
              Income available to common
                  stockholders + assumed  conversions .....................           $ 905,835           1,404,251        $   0.65
                                                                                      =========           =========        ========

Options to purchase 600 shares of common stock at $13.33 per share and options to purchase 17,550 shares of common stock at $14.00 per share were not included in the computation of diluted earnings per share for 2001 because the options' exercise price was greater than the average market price of the common shares.


Note 16 - Condensed financial statements of parent company

Financial information pertaining to First South Bancorp, Inc. is as follows:


Balance Sheets

                                                                                                  December 31,
                                                                                 2003                  2002                  2001
                                                                                 ----                  ----                  ----
Assets
Cash .............................................................           $    55,500           $    48,000           $         -
Investment in common stock of First South Bank ...................            16,353,628            14,301,731            12,908,953
                                                                                                   -----------           -----------
    Total assets .................................................           $16,409,128           $14,349,731           $12,908,953
                                                                             ===========           ===========           ===========

Stockholders' Equity
Stockholders' equity .............................................           $16,409,128           $14,349,731           $12,908,953
                                                                             -----------           -----------           -----------
    Total stockholders' equity ...................................           $16,409,128           $14,349,731           $12,908,953
                                                                             ===========           ===========           ===========


Statements of Operations

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                  2003                2002                    2001
                                                                                  ----                ----                    ----
 Income
    Operating income .............................................            $        -            $        -            $        -

Expense
    Other expenses ...............................................                     -                     -                     -
                                                                              ----------            ----------            ----------

Loss before equity in undistributed net
    income of First South Bank ...................................                     -                     -                     -
Equity in undistributed net income
    of First South Bank ..........................................             2,104,267             1,418,764               905,835
                                                                              ----------            ----------            ----------

Net income .......................................................            $2,104,267            $1,418,764            $  905,835
                                                                              ==========            ==========            ==========

Statements of Cash Flows

                                                                                              Year Ended December 31,
                                                                                              -----------------------
                                                                                     2003               2002                 2001
                                                                                     ----               ----                 ----
Cash flows from operating activities
    Net income ........................................................         $ 2,104,267         $ 1,418,764          $   905,835
    Equity in undistributed income of
       First South Bank ...............................................          (2,104,267          (1,418,764)            (905,835
                                                                                -----------         -----------          -----------

         Net cash provided by operating activities ....................                   -                   -                    -

Cash flows from financing activities
    Proceeds from stock option exercise ...............................               7,500              48,000                    -
                                                                                -----------         -----------          -----------

         Net cash provided by financing activities ....................               7,500              48,000                    -
                                                                                -----------         -----------          -----------

    Net increase in cash and cash equivalents .........................               7,500              48,000                    -

    Cash and cash equivalents at the
       beginning of year ..............................................              48,000                   -                    -
                                                                                -----------         -----------          -----------

    Cash and cash equivalents at the end of year ......................         $    55,500         $    48,000   $                -
                                                                                ===========         ===========          ===========

Note 17 - Noncash transactions

The Company donated $4,720 of computers during the year ended December 31, 2003. The Company foreclosed on assets during the year ended December 31, 2002 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $772,644.

Note 18 - Subsequent events

In January 2004, the Company formed a wholly-owned Delaware statutory business trust, FSBS Capital Trust I (the "Trust"), which issued $5,000,000 of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier I capital. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase from the Company
$5,155,000 of junior subordinated debentures of the Company which carry a variable interest rate of 3 Month LIBOR plus 2.8% per annum. The junior subordinated debentures represent the sole asset of the Trust.

The Company has entered into contractual arrangements which, taken collectively, fully guarantee payment of (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by FSBS Capital Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in January 2034 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, at any time, however if they are redeemed before the fifth anniversary, the cost would be 105% of the par value of the securities. The debentures may be redeemed after the fifth anniversary at par.

On February 18, 2004, the Board of Directors of the Company approved a three-for-two split of the Company's common stock effected in the form of a stock dividend for shareholders of record on March 5, 2004. Accordingly, all share and per share information presented throughout the financial statements have been restated to reflect the effect of the stock split.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable

Item 8A. Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F. R. Sections 240.13a-15(e) or 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Sections 228.308


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company
- Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert", as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to V. Lewis Shuler, Executive Vice President, First South Bancorp, 1450 John B. White, Sr. Blvd., Spartanburg, S.C. 29306.

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation," in the 2004 Proxy Statement is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement is incorporated herein by reference.

         Securities Authorized for Issuance Under Equity Compensation Plans.

         Plan category              Number of securities      Weighted-average          Number of securities
                                    to be issued upon         execise price of          remaining available
                                    exercise of               outstanding options,      for future issuance
                                    outstanding options,      warranties and rights     under equity compensation
                                    warrants and rights                                 plans (excluding securities
                                                                                        reflected in column (a)
                                            (a)                        (b)                       (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                 157,890                $11.61                      67,110

Equity compensation plans
not approved by security holders                   0                     0                           0
                                            --------                 -----                     -------

Total                                        157,890                $11.61                      67,110


Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2           Form of  Option  Agreements  with  Barry L.  Slider,  dated as of
               December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4           Form of Salary  Continuation  Agreements with Barry L. Slider and
               V. Lewis Shuler dated November 19, 1999 (2)
21             Subsidiaries of Registrant (3)
31.1           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Executive
               Officer
31.2           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Financial
               Officer
32             Section 1350 Certifications
--------------
(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999

(b)  Reports on Form 8.K

     None

Item 14.   Principal Accountant Fees and Services

           The information set forth under the caption "Independent Public Accountants-Fees Paid to Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First South Bancorp, Inc.


March 24, 2004                     By: s/Barry L. Slider
                                      ------------------------------------------
                                         Barry L. Slider
                                         President and Chief Executive Officer


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

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----
--------------------------               Director                                           March __, 2004
Richard H. Brooks

--------------------------               Director                                           March __, 2004
Harold E. Fleming, M.D.

s/Joel C. Griffin
--------------------------               Director                                           March 24, 2004
Joel C. Griffin

--------------------------               Chairman, Director                                 March __, 2004
Roger A. F. Habisreutinger

s/Ashley F. Houser
--------------------------               Director                                           March 24, 2004
Ashley F. Houser

s/Herman E. Ratchford
--------------------------               Director                                           March 24, 2004
Herman E. Ratchford

s/Chandrakant V. Shanbhag
--------------------------               Director                                           March 24, 2004
Chandrakant V. Shanbhag

s/Barry L. Slider
--------------------------               President, Chief Executive Officer, Director       March 24, 2004
Barry L. Slider

s/David G. White
--------------------------               Director                                           March 24, 2004
David G. White