Form 10QSB
period 2004-03-31
FIRST SOUTH BANCORP INC
filed 2004-05-13
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2004

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
         (Exact Name of Small Business Issuer as specified in its charter)


    SOUTH CAROLINA                                   57-1086258
(State of Incorporation)                    (IRS Employer Identification number)

                               1450 John B. White, Sr., Blvd.
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                            (Issuer's Telephone Number)



Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} N0 { }


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 1,382,040 shares outstanding on April 15, 2004.

Transitional Small Business Disclosure Format (Check One)     YES { }   NO {X}

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets .................................1

                  Consolidated Statements of Operations .......................2

                  Consolidated Statements of Comprehensive Income .............3

                  Consolidated Statements of Cash Flows .......................4

                  Notes to Unaudited Consolidated Financial Statements ......5-6


         Item 2.  Management's Discussion and Analysis .....................7-16

         Item 3.  Controls and Procedures ....................................17


Part II -         OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ...........................17


SIGNATURES ...................................................................18

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                          FIRST SOUTH BANCORP, INC AND
                                   SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                                (Unaudited)
                                                                                                  March 31,                 Dec. 31,
                                                                                                    2004                     2003
                                                                                                    ----                     ----
Assets
Cash & due from banks ............................................................               $   4,386                $   4,435
Due from banks - interest bearing ................................................                   2,600                       27
 Investment securities:
    Securities held to maturity ..................................................                   3,816                    3,874
    Securities available for sale ................................................                   8,695                    9,672
Loans ............................................................................                 232,078                  227,239
      Less, allowance for loan losses ............................................                  (2,605)                  (2,600)
Loans - net ......................................................................                 229,473                  224,639
Property & equipment, net ........................................................                   5,379                    5,409
Investment in FSBS Capital Trust .................................................                     155                        -
Other assets .....................................................................                   4,000                    4,028
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 258,504                $ 252,084
                                                                                                 =========                =========

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  21,839                $  18,941
      Interest-bearing ...........................................................                 198,753                  196,428
                                                                                                 ---------                ---------
    Total deposits ...............................................................                 220,592                  215,369

Securities sold under repurchase agreements ......................................                   3,439                    6,089
Other borrowed funds .............................................................                  10,000                   12,000
Demand notes issued to the U.S. Treasury .........................................                     164                      236
Subordinated debt ................................................................                   5,155                        -
Other liabilities ................................................................                   1,971                    1,981
                                                                                                 ---------                ---------
    Total liabilities ............................................................                 241,321                  235,675

Shareholders' equity
Common stock - no par value; 20,000,000 authorized,
Outstanding 1,382,040 and 1,381,170 respectively
Paid-in capital ..................................................................                  11,152                   11,152
Undivided profits ................................................................                   5,985                    5,225
Accumulated other comprehensive income/(loss) ....................................                      46                       32
                                                                                                 ---------                ---------
Total shareholders' equity .......................................................                  17,183                   16,409

Total liabilities and shareholders' equity .......................................               $ 258,504                $ 252,084
                                                                                                 =========                =========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                               (Unaudited)
                                                           Three Months ended,
                                                                 March 31
                                                             2004        2003
                                                             ----        ----
                                                         (Dollars in thousands,
                                                            except per share)
Interest income
                Loans, including fees ..............      $ 3,411       $ 2,640
                Investment securities ..............          119           159
                Interest bearing
                deposits ...........................            5            17
                                                          -------       -------

                Total interest income ..............        3,535         2,816
Interest expense
                Deposits and borrowings ............        1,132         1,031

Net interest income ................................        2,403         1,785
                Provision for loan losses...........          (13)         (208)
                                                          -------       -------
Net interest income after provision ................        2,390         1,577

Noninterest income
                Service charges on deposit
                accounts ...........................           93            70
                Other income .......................          120           130
                                                          -------       -------
                Total noninterest income ...........          213           200

Noninterest expense
                Salaries and benefits ..............          828           707
                Occupancy and equipment ............          215           128
                Other expense ......................          366           311
                                                          -------       -------
                Total noninterest expense ..........        1,409         1,146

Income before income taxes .........................        1,194           631
                Provision for income taxes .........          432           199
                                                          -------       -------

Net income .........................................      $   762       $   432
                                                          =======       =======

Basic per share earnings ...........................      $  0.55       $  0.31

Diluted earning per share ..........................      $  0.52       $  0.30

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                          (Dollar amounts in thousands)



                                                                (Unaudited)
                                                             Three Months ended
                                                                  March 31,
                                                             2004          2003
                                                             ----          ----
Net Income .........................................        $ 762         $ 432

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ........           23           (19)

Income tax (expense) benefit on other
    comprehensive income (loss) ....................           (9)            7
                                                            -----         -----

Total other comprehensive income (loss) ............           14           (12)
                                                            -----         -----

Comprehensive income ...............................        $ 776         $ 420

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                                                (Unaudited)
                                                                                                            Three Months ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                           2004               2003
                                                                                                           ----               ----

Operating Activities
Net income ...................................................................................          $    762           $    432

Adjustments to reconcile net income to net cash provided by operating activities
              Provision for loan losses ......................................................                13                208
              Depreciation ...................................................................                88                 51
              Deferred Tax Asset .............................................................                 9                (60)

              Net Amortization of Securities .................................................                10                  -
              Decrease (increase) in other assets ............................................              (104)              (317)
              Increase (decrease) in accrued expenses and other liabilities ..................                (1)                29
                                                                                                        --------           --------

Net cash provided by operating activities ....................................................               777                343
                                                                                                        --------           --------

Investing Activities
              Purchase of securities available for sale ......................................            (1,000)                 -
              Sale/(Purchase) of restricted FHLB stock .......................................                90               (100)
              Proceeds from MBS principalpaydowns ............................................                56                  -
              Proceeds from called available for sale securities .............................             2,000              4,500
              Proceeds from sale of other real estate owned ..................................                 -                625
              Origination of loans, net of principal collected ...............................            (4,839)           (16,085)
              (Purchase) of premises and equipment ...........................................               (53)              (601)
              (Increase)/decrease in cash surrender value of life insurance ..................                (8)                (9)

              Investments in and advances to subsidiaries ....................................              (155)                 -
                                                                                                        --------           --------

Net cash used in investing activities ........................................................            (3,909)           (11,670)
                                                                                                        --------           --------

Financing Activities
              Net increase in deposits .......................................................             5,223             21,302

              Net increase (decrease) in retail repurchase agreements ........................            (2,650)               598

              Net increase (decrease) in other borrowings ....................................            (2,072)              (242)
              Proceeds from issuance of subordinated debt ....................................             5,155                  -
                                                                                                        --------           --------

Net cash provided by financing activities ....................................................             5,656             21,658
                                                                                                        --------           --------

Net increase in cash and cash equivalents ....................................................             2,524             10,331

Cash and cash equivalents, beginning .........................................................             4,462              4,292
                                                                                                        --------           --------

Cash and cash equivalents, ending ............................................................          $  6,986           $ 14,623
                                                                                                        ========           ========

                   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated  Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2003, contained in the Corporation's 2003 Annual Report on Form 10-KSB.

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


(Dollar amounts in thousands, except per share amounts)                                         Three Months           Three Months
                                                                                                    ended                 ended
                                                                                               March 31, 2004         March 31, 2003
                                                                                               --------------         --------------

Net income: As reported ............................................................                 $   762                 $   432

Deduct:  Total stock-based compensation cost
             determined under the fair value method
             net of tax ............................................................                      41                      22
                                                                                                     -------                 -------

Pro forma ..........................................................................                 $   721                 $   410


Basic earnings per share:
             As reported ...........................................................                 $     0.55              $  0.47
             Pro forma .............................................................                 $     0.52              $  0.45

Diluted earnings per share
            As reported ............................................................                 $     0.52              $  0.45
            Pro forma ..............................................................                 $     0.49              $  0.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2004 and 2003; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 3.77%, and expected lives of 10 years for the options.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Note 3 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,382,040 and 1,380,863, respectively. The Board of Directors approved a three-for-two split of the Company's common stock effected in the form of a stock dividend for shareholders of record on March 5, 2004. Accordingly all share and per share information presented throughout the financial statements has been restated to reflect the effect of the stock split.

         The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various directors, officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2004 and 2003 (Dollars in thousands, except share data):

                                                         Three Months Ended
                                                              March 31,
                                                              ---------

                                                        2004              2003
                                                        ----              ----

Net Income ...................................       $      762       $      432

Weighted average outstanding shares ..........        1,382,040        1,380,863

Dilutive effect of stock options .............           84,553           45,525
                                                     ----------       ----------

Weighted average diluted shares ..............        1,466,593        1,426,388

Diluted earnings per share ...................       $     0.52       $     0.30

Note 4 - Impact of Recently Issued Accounting Standards


FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, as amended by FASB Interpretation No. 46R, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. In accordance with the provisions of this Interpretation, the Company has not consolidated its interest in FSBS Capital Trust.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The Company does not expect that the adoption of this Staff Accounting Bulletin will have a material impact on the consolidated financial statements of the Company.

Note 5 - Subsequent Event

The Company concluded in May a private sale of 300,000 shares of common stock at $25.00 per share. It is estimated that the cost associated with this sale will not exceed $35,000.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                 Part I - Item 2

Forward Looking Statements
         Statements included in this Form 10-QSB which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    The Company's growth and ability to maintain growth;
     o government monetary and fiscal policies, as well as legislative and regulatory changes;
     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;
     o the effects of competition from other financial institutions operating in the Company's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally;
     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and
     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Management's Discussion and Analysis or Plan of Operation

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein and in the Company's 2003 annual report on Form 10-KSB. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2003.

Net Income
For the first three months of 2004, First South Bancorp, Inc. earned a net profit of approximately $762 thousand, or $ .52 per diluted share, compared to approximately $432 thousand, or $ .30 per diluted share, for the same period in

2003. This 76% increase in net income occurred due to (i) a 35% increase in net interest income from $1.57 million to $2.39 million and (ii) a 94% decrease in provision for loan losses from $208 thousand to $13 thousand due primarily to 2% or $4.8 million in loan growth during the first three months of 2004 compared to the 10% or $16.1 million in loan growth during the same period in 2003. The increase of $263 thousand or 23% in non-interest expenses was primarily due to the increased overhead from the opening of a branch in Hilton Head, SC, a loan production office in Asheville, NC, and the completion of a new building in Spartanburg which houses the Financial Services division.

Profitability
Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first quarter of 2004 were 1.20% and 18.02%, respectively.

Table One
                                                 Selected Earnings
                                                     Ratios
                                         at or for the Quarter Ending
                                                    March 31,
                                               2004            2003
                                               ----            ----
Return on Average Assets ................     1.20%           0.90%

Return on Average Equity ................    18.02%          12.00%

Dividend Payout Ratio ...................       N/A             N/A

Average Stockholders Equity
as a Percentage of Average Assets .......     6.67%           7.47%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income
Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. Net interest income for the first three months of 2004 increased over that of the same period in 2003 by $618 thousand, or 35%. A number of factors combined to produce the change in net interest income.

Though growth in total earning assets of $57.3 million, or 30.7%, was certainly a significant factor in the improvement in interest income, the change in the earning assets mix also played a major role in the yield on earning assets. The category of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 88.6% in 2003 to 93.8% in 2004. The combined result of these two positive influences on interest income was a $ 719 thousand, or 25.5%, increase in interest income for the period.

For the first three months of 2004, the cost of funds averaged 2.09%, a decrease of 44 basis points from the average cost of funds rate of 2.53% in 2003. This 44 basis points decline in the cost of funds rate was greater than the 30 basis points decline in the earning assets yield and that difference was the chief factor in the net interest income increase. Interest free funds supporting earning assets increased from $21.1 million in 2003 to $26.7 million or 26.5%, which also supported the increase in net interest income.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the three months ended March 31, 2004 and 2003.

Table Two                                                     Net Interest Income and Average Balance Analysis
                                                                    for the Three Months Ended March 31,
                                                                               2004 and 2003
                                                                           (Amounts in thousands)

                                                                                        Interest              Average
                                                         Average Balance             Income/Expense         Yield/Cost
Interest-Earning Assets                                     2004          2003          2004         2003    2004   2003
                                                            ----          ----          ----         ----    ----   ----

Int. Bearing Due from Banks .......................     $  1,741      $  5,876        $    5       $   17   1.15%  1.17%
Investments .......................................       13,356        15,432           119          159   3.57%  4.18%
Loans .............................................      228,730       165,209         3,411        2,640   5.98%  6.48%
                                                        --------      --------        ------       ------   -----  -----
Total Interest Earning Assets .....................      243,827       186,517         3,535        2,816   5.82%  6.12%

Noninterest-Earning Assets
Cash & Due From Banks .............................        4,172         4,210
Allowance for Loan Losses .........................      (2,601)       (1,802)
Investments: Fair Value ...........................           64           136
Premises & Equipment ..............................        5,393         3,004
Investment in unconsolidated subsidiary ...........          103             -
Interest Receivable & Other .......................        3,337         3,652
                                                        --------      --------
Total Noninterest-Earning Assets ..................       10,468         9,200
                                                        --------      --------

TOTAL ASSETS ......................................     $254,295      $195,717
                                                        ========      ========

Interest-Bearing Liabilities
NOW Accounts ......................................     $ 34,519      $ 32,960        $  136       $  153   1.58%  1.88%
Money Market & Savings ............................       45,495        24,959           186          117   1.64%  1.90%
Time Deposits & IRAs ..............................      117,943        91,913           655          639   2.23%  2.82%
Fed Funds Purchased & Repos .......................        4,557         4,511             5            7   0.44%  0.63%
Other borrowed funds ..............................       11,043        10,844           116          114   4.21%  4.26%
Subordinated debt .................................        3,338             -            34            -   4.09%
Demand Notes Issued to Treasury ...................          207           206             -            1   0.66%  1.02%
                                                        --------      --------        ------       ------   -----  -----
Total Interest-Bearing Liabilities ................      217,102       165,393         1,132        1,031   2.09%  2.53%

Noninterest-Bearing Liabilities
Demand Deposits ...................................       18,286        14,351
Interest Payable ..................................          553           510
Other Liabilities .................................        1,396           849
                                                        --------      --------
Total Non Int-Bearing Liabilities .................       20,235        15,710

Stockholder's Equity ..............................       16,958        14,614
                                                        --------      --------

TOTAL LIABILITIES & EQUITY ........................     $254,295      $195,717
                                                        ========      ========

Net Interest Income ...............................                                   $2,403       $1,785
                                                                                      ======       ======

  Net Yield on Earning Assets .....................                                                         3.91%  3.88%
  Interest Rate Spread ............................                                                         3.73%  3.59%

Noninterest Income
Noninterest income for the first three months of 2004 increased from $200 thousand during the first three months of 2003 to $213 thousand in 2004 or 6.5% Service charges contributed largely to this increase by increasing $23 thousand during the first three months of 2004 or 32.9%, over the first three months total of $70 thousand in 2003.

Table Three                                 Summary of Total Noninterest Income
                                            for the Three Months Ended March 31
                                                       2004 and 2003
                                                  (Amounts in thousands)

                                                 2004                  2003
                                                 ----                  ----
Service Charges ..............................   $ 93                  $ 70
Commissions & Fees ...........................    101                   105
Other Noninterest Income .....................     19                    25
                                                 ----                  ----
Total ........................................   $213                  $200

Noninterest Expense
Noninterest expense for the first three months of 2004 increased by $263 thousand, or 22.9%, over the first three months total of $1.1 million in 2003. Salaries and Employee Benefits increased by $121 thousand or 17.1% and occupancy and equipment increased by $87 thousand or 68% from the three months ended in March 2003 to March 2004. Expansion into the Asheville and Hilton Head markets along with the completion of a new building in Spartanburg created the majority of these increases in non-interest expense.


Table Four provides a three month 2004 to 2003 comparison of various categories of noninterest expense.

Table Four                                 Summary of Total Noninterest Expense
                                            For the Three Months Ended March 31
                                                       2004 and 2003
                                                  (Amounts in thousands)

                                                   2004                2003
                                                   ----                ----

Salaries & Employee Benefits .................   $  828              $  707
Occupancy & Equipment ........................      215                 128
Other expense ................................      366                 311
                                                 ------              ------
Total ........................................   $1,409              $1,146

Income Taxes

Provision for income taxes for the three months ended March 31, 2004 were $432 thousand as compared to $199 thousand in 2003 during the same period, a 117.1% increase. This increase was due to the overall increase in income before taxes of $563 thousand or 89%.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2004, a $1,000,000 investment security was called. A $1,000,000 investment security with a 2.0% coupon maturing in October 2005 was swapped for a $1,000,000 investment security with a 4.0% coupon until August 2007 then increasing to 7.0% thereafter until maturity in February 2014. No investment securities were purchased during the first three months of 2004.

Table Five                                                         Analysis of Investment Securities
                                                                         (Amounts in thousands)


December 31 ,2003                                          Available-for-Sale                             Held-for-Investment
                                                           ------------------                             -------------------

                                                        Amortized Cost  Estimated Fair          Amortized Cost  Estimated Fair Value
                                                        --------------  --------------          --------------  --------------------
Due in one year or less ............................       $    -             $     -              $    -              $    -
Due from one to five years .........................        7,498               7,540               1,011               1,024
 Due from five to 10 years .........................        1,000               1,004                   -                   -
 Due after ten years ...............................        1,123               1,128                 853                 992
Mortgage backed securities .........................            -                   -               2,010               2,017
                                                           ------              ------              ------              ------

                                                           $9,621              $9,672              $3,874              $4,033
                                                           ======              ======              ======              ======


March 31 ,2004                                             Available-for-Sale                             Held-for-Investment
                                                           ------------------                             -------------------

                                                        Amortized Cost  Estimated Fair          Amortized Cost  Estimated Fair Value
                                                        --------------  --------------          --------------  --------------------
Due in one year or less ............................        $    -              $    -              $    -              $    -

Due from one to five years .........................         6,498               6,556               1,009               1,026
 Due from five to 10 years .........................         1,000               1,010                   -                   -
 Due after ten years ...............................         1,123               1,129                 853               1,009
Mortgage backed securities .........................             -                   -               1,953               1,982
                                                            ------              ------              ------              ------

                                                            $8,621              $8,695              $3,815              $4,017
                                                            ======              ======              ======              ======

Excludes equity securities with no readily deteminable market value of $700 thousand on December 31, 2003 and $610 thousand on March 31, 2004.

Loan portfolio

For the twelve month period between March 31, 2003 and March 31, 2004, loans increased by $57.1 million, or 32.6%. The percentage composition of the loan portfolio, as shown in Table Six, remained relatively stable with Construction/Land Development Loans and 1-4 Family Residential Properties increasing as a percentage of the total portfolio by 7.9% while commercial and industrial loans decreased as a percentage of the total portfolio by 5.9%.

As shown in Table Seven, Variable Rate Loans comprised 88.7% of the total loan portfolio.

On March 31, 2004, there was one loan totaling $36 thousand on nonaccrual status.

Table Six                                                                               Analysis of Loans
                                                                                        March 31 Balances
                                                                                      (Amounts in thousands)


Real Estate:                                                                     2004                                2003
                                                                                 ----                                ----
   Construction/Land Development .........................           $ 17,054             7.35%        $  5,887                3.37%
   1-4 Family Residential Properties .....................             57,842            24.92%          36,769               21.02%
   Multifamily Residential
Properties ...............................................                604             0.26%           1,167                0.67%
   Nonfarm Nonresidential Properties .....................            104,055            44.84%          78,353               44.79%
   Other Real Estate
Loans ....................................................              1,350             0.58%           1,749                1.00%
Commercial & Industrial ..................................             50,618            21.81%          48,506               27.73%
Consumer .................................................                555             0.24%           2,470                1.41%
Other ....................................................                  -             0.00%              45                0.03%
                                                                     --------                          --------

Total ....................................................           $232,078           100.0%         $174,946              100.0%
                                                                     ========           ======         ========              ======

Table Seven                                                             Analysis of Loan Maturities and Repricing Frequency
                                                                                       as of March 31, 2004
                                                                                      (Amounts in thousands)

                                                                   Within   >3 Months     >1 Year   >3 Years        Over
                                                                 3 Months   12 Months     3 Years    5 Years     5 Years       Total
                                                                 --------   ---------     -------    -------     -------       -----
Variable Rate Loans ........................................     $205,865                                                   $205,865

Fixed Rate Loans ...........................................     $  8,530      $4,543      $5,235     $5,322      $2,547    $ 26,177

Total Loans ................................................     $214,395      $4,543      $5,235     $5,322      $2,547    $232,042

Excludes loans on non-accrual status of $36 thousand

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. Management also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the quarters ending March 31, 2004 and 2003, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight                           Analysis of the Allowance for Loan Losses
                                         for the Three Months Ended March 31

                                             2004                      2003
                                             ----                      ----
Balance at Beginning of Year .........   $2,600,000                $1,750,000
Provision Charged to Operations ......       13,000                   208,000
Loans Charged-Off ....................     (10,000)                 (216,000)
Loan Recoveries ......................        2,000                   184,000
                                         ----------                ----------
Balance at End Of Period .............   $2,605,000                $1,926,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2004, the cumulative one-year gap for the Bank was a positive, or asset sensitive, $ 36.4 million. At March 31, 2003, the cumulative five-year gap for the Bank was a positive $ 30.4 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2004.

Table Nine                             Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                       Repricing Schedule as of March 31 ,2004
                                                                (Amounts in thousands)


                                              One Year         Over One Year         Over
                                               or Less         To Five Years       Five Years           Total
                                               -------         -------------       ----------           -----
Interest Earning Assets

Due From Banks ............................   $  2,600               $     -           $    -        $  2,600
Investment Securities* ....................      1,953                 7,507            2,976          12,436
FHLB Stock ................................        610                     -                -             610
Loans** ...................................    218,938                10,557            2,547         232,042
                                              ========               =======           ======        ========

Total .....................................   $224,101               $18,064           $5,523        $247,688
*Amortized Cost
**Excludes $36 thousand in loans on
non-accrural status.

Interest Bearing
Liabilities

NOW Accounts ..............................   $ 34,570              $      -         $      -        $ 34,570
Savings & MMIA ............................     47,655                     -                -          47,655
Time Deposits: $100 & > ...................     28,182                 4,603                -          32,785
Time Deposits: <$100m .....................     68,779                14,964                -          83,743
Repurchase Agreements .....................      3,439                     -                -           3,439
Other Borrowed Funds ......................      5,064                     -           10,000          15,064
                                              ========              ========         ========        ========

Total .....................................   $187,689              $ 19,567         $ 10,000        $217,256

Period Gap ................................   $ 36,412              $(1,503)         $(4,477)        $ 30,432

Cumulative Gap ............................   $ 36,412              $ 34,909         $ 30,432

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..........     119.4%                 92.3%            55.2%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..........     119.4%                116.8%           114.0%


                                              3 Months         Over 3 Months         Over One
Time Deposits                                   & Less          to 12 Months             Year           Total
                                                ------          ------------             ----           -----
$100,000 and Greater ......................    $12,649               $15,533           $4,603         $32,785

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 73.8% of total assets at March 31, 2004. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to increase its borrowings from that institution. The bank also has $10 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The $7,342,000 increase in tier 1 capital during the twelve month period between March 31, 2003 and 2004 primarily resulted from a $2,436,522 increase in retained earnings and issuance of $5,000,000 of qualifying trust preferred securities. The Company formed a wholly-owned Delaware statutory business trust, FSBS Capital Trust 1 (the "Trust"), which issued $5,000,000 of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These trust preferred securities qualify as Tier 1 capital.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At March 31, 2004 the Company and the Bank met or exceeded all applicable regulatory capital adequacy standards.

The Bank's March 31, 2004 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                     To Be Well
                                                                                                                  Capitalized Under
                                                                                         For Capital             Prompt Corrective
March 31 ,200 4                                                    Actual             Adequacy Purposes          Action Provisions
                                                                   ------             -----------------          -----------------
                                                              Amount      Ratio       Amount      Ratio         Amount        Ratio
                                                              ------      -----       ------      -----         ------        -----
Total Capital
(To Risk Weighted Assets) ................................    $24,645     10.89%     $18,101        8.0%       $22,626        10.0%
Tier I Capital
(To Risk Weighted Assets) ................................    $22,040      9.74%     $ 9,051        4.0%       $13,576         6.0%
Tier I Capital
(To Average Assets) ......................................    $22,040      8.67%     $10,165        4.0%       $12,707         5.0%

Item 3 - Controls and Procedures

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

(b)  No disclosure is required under 17 C.F.R. Section 228.308(c).

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         Exhibit No.     Description

         10.1 Amended and Restated Declaration of the Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank, National Association, Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004.

         10.2 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004.

         10.3 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004.

         10.4           Registrant's Junior Subordinated Debt Security Due 2034.


31.1     13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2     13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32       Section 1350 Certifications



          (b) Reports on Form 8-K : Form 8-K dated January 2, 2004 pursuant to Items 7 and 12 of that form.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
May 12, 2004                      ---------------------------------------------
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

                                  Exhibit Index



Exhibit No.   Description

10.1 Amended and Restated Declaration of the Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank, National Association, Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004.

10.2 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004.

10.3 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004.

10.4           Registrant's Junior Subordinated Debt Security Due 2034.


32.1     13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

32.2     13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

33       Section 1350 Certifications