Form 10QSB
period 2004-06-30
FIRST SOUTH BANCORP INC
filed 2004-08-12
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} N0 { }


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 1,682,040 shares outstanding on July 30, 2004.

Transitional Small Business Disclosure Format (Check One) YES { } NO { X }

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

           Balance Sheets ..............................................      3

           Statements of Operations ....................................      4

           Statements of Comprehensive Income ..........................      5

           Statements of Cash Flows ....................................      6

           Statements of Changes in Shareholders' Equity ...............      7

           Notes to Unaudited Financial Statements .....................    8-9


  Item 2.  Management's Discussion and Analysis or Plan of Operation ...  10-20

  Item 3.  Controls and Procedures......................................     20

Part II -         OTHER INFORMATION ....................................     21

  Item 2.  Changes in Securities and Small Business Issuer
           Purchases of Equity Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES .............................................................     22


CERTIFICATIONS..........................................................  23-26

                           FIRST SOUTH BANCORP, INC.

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                          FIRST SOUTH BANCORP, INC AND
                                   SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                                (Unaudited)
                                                                                                  June 30,                 Dec. 31,
                                                                                                    2004                     2003
                                                                                                    ----                     ----
Assets
Cash & due from banks ............................................................               $   3,658                $   4,435
Due from banks - interest bearing ................................................                  17,600                       27
 Investment securities:
    Securities held to maturity ..................................................                   3,662                    3,874
    Securities available for sale ................................................                  14,546                    9,672
Loans ............................................................................                 237,009                  227,239
      Less, allowance for loan losses ............................................                  (2,610)                  (2,600)
Loans - net ......................................................................                 234,399                  224,639
Property & equipment, net ........................................................                   5,347                    5,409
Investment in FSBS Capital Trust .................................................                     155                        -
Other assets .....................................................................                   4,196                    4,028
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 283,563                $ 252,084
                                                                                                 =========                =========

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  22,681                $  18,941
      Interest-bearing ...........................................................                 212,583                  196,428
                                                                                                 ---------                ---------
    Total deposits ...............................................................                 235,264                  215,369

Securities sold under repurchase agreements ......................................                   5,884                    6,089
Other borrowed funds .............................................................                  10,000                   12,000
Demand notes issued to the U.S. Treasury .........................................                     208                      236
Subordinated debt ................................................................                   5,155                        -
Other liabilities ................................................................                   1,688                    1,981
                                                                                                 ---------                ---------
    Total liabilities ............................................................                 258,199                  235,675

Shareholders' equity
Common stock - no par value; 20,000,000 authorized,
  Outstanding 1,682,040 and 1,382,040  respectively
Paid-in capital ..................................................................                  18,634                   11,152
Undivided profits ................................................................                   6,778                    5,225
Accumulated other comprehensive income/(loss) ....................................                     (48)                      32
                                                                                                 ---------                ---------
Total shareholders' equity .......................................................                  25,364                   16,409

Total liabilities and shareholders' equity .......................................               $ 283,563                $ 252,084
                                                                                                 =========                =========

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                            Statements of Operations


                                                                                              (Unaudited)
                                                                                         Period ended June 30,

                                                                            Three Months                        Six Months
                                                                        2004            2003                2004             2003
                                                                        ----            ----                ----             ----
                                                                                   (Dollars in thousands, except per share)
Interest income
               Loans, including fees .......................          $ 3,447           $ 3,095           $ 6,858           $ 5,735
               Investment securities .......................              118               118               237               277
               Interest bearing deposits ...................               20                23                25                40
                                                                      -------           -------           -------           -------

               Total interest income .......................            3,585             3,236             7,120             6,052
Interest expense
               Deposits and borrowings .....................            1,169             1,102             2,301             2,133

Net interest income ........................................            2,416             2,134             4,819             3,919
               Provision for loan losses ...................              (40)             (310)              (53)             (518)
                                                                      -------           -------           -------           -------
Net interest income after provision ........................            2,376             1,824             4,766             3,401

Noninterest income
               Service charges on deposit accounts .........               92                87               185               157
               Other income ................................              251               162               371               292
                                                                      -------           -------           -------           -------
               Total noninterest income ....................              343               249               556               449

Noninterest expense
               Salaries and benefits .......................              864               734             1,692             1,441
               Occupancy and equipment .....................              201               138               416               266
               Other expense ...............................              415               428               781               739
                                                                      -------           -------           -------           -------
               Total noninterest expense ...................            1,480             1,300             2,889             2,446

Income before income taxes .................................            1,239               773             2,433             1,404
               Provision for income taxes ..................              447               307               879               506
                                                                      -------           -------           -------           -------

Net income .................................................          $   792           $   466           $ 1,554           $   898
                                                                      =======           =======           =======           =======

Basic per share earnings ...................................          $  0.47           $  0.34           $  0.97           $  0.65

Diluted earnings per share .................................          $  0.44           $  0.32           $  0.91           $  0.62

                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income


                                                              (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                            2004          2003
                                                            ----          ----
Net Income .........................................      $ 1,554       $   898

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ........         (128)           11

Income tax (expense) benefit on other
                comprehensive income(loss) .........           48            (4)
                                                          -------       -------

Total other comprehensive income (loss) ............          (80)            7
                                                          -------       -------

Comprehensive income ...............................      $ 1,474       $   905

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows



                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                            2004             2003
                                                                                                            ----             ----
                                                                                                           (amounts in thousands)
Operating Activities
Net income .....................................................................................         $  1,554          $    898

Adjustments to reconcile net income to net cash provided by operating activities
              Provision for loan losses ........................................................               53               518
              Depreciation .....................................................................              179               109
              Amortization .....................................................................                8                 -
              Deferred Tax Asset ...............................................................              (49)             (160)
              Decrease (increase) in other assets ..............................................              (84)              193
              Increase (decrease) in accrued expenses and other liabilities ....................              255               567
                                                                                                         --------          --------

Net cash provided by operating activities ......................................................            1,916             2,125
                                                                                                         --------          --------


Investing Activities
              Purchase of securities ...........................................................           (8,000)           (2,000)
              Sale/(Purchase) of restricted FHLB stock .........................................               50               100
              Proceeds from MBS principal paydowns .............................................              189                 -
              Proceeds from called  securities .................................................            3,000             8,000
              Origination of loans, net of principal collected .................................          (10,770)          (45,106)
              (Purchase) of premises and equipment .............................................             (113)           (1,522)
              Investments in and advances to subsidiaries ......................................             (155)                -
                                                                                                         --------          --------

Net cash used in investing activities ..........................................................          (15,799)          (40,528)
                                                                                                         --------          --------

Financing Activities
              Net increase in deposits .........................................................           20,276            38,434
              Net increase (decrease) in retail repurchase agreements ..........................             (206)              690
              Net increase (decrease) in other borrowings ......................................           (2,028)                4
              Net Proceeds from Stock Issuance .................................................            7,482                 -
              Proceeds from issuance of subordinated debt ......................................            5,155                 -
                                                                                                         --------          --------

Net cash provided by financing activities ......................................................           30,679            39,128
                                                                                                         --------          --------

Net increase in cash and cash equivalents ......................................................           16,796               725

Cash and cash equivalents, beginning ...........................................................            4,462             4,292
                                                                                                         --------          --------

Cash and cash equivalents, ending ..............................................................         $ 21,258          $  5,017
                                                                                                         ========          ========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Statements of Changes in Shareholders' Equity
         Year-ended December 31, 2003 and Six Months Ended June 30, 2004
                                   (Unaudited)

(dollars in thousands)

                                                                                                        ACCUMULATED
                                                     SHARES OF                        ACCUMULATED          OTHER           TOTAL
                                                      COMMON             PAID-IN        EARNINGS       COMPREHENSIVE   STOCKHOLDERS'
                                                       STOCK             CAPITAL       (DEFICIT)       INCOME/(LOSS)      EQUITY
                                                       -----             -------       ---------       -------------      ------

Balance at December 31, 2002 ...............          920,780        $   11,145        $    3,121       $       84       $   14,350

Exercised Stock Options ....................              600                 7                                                   7

Three-for-two common stock split ...........          460,660

Net income .................................                                                2,104                             2,104

Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                                   (52)             (52)

Balance at December 31, 2003 ...............        1,382,040        $   11,152        $    5,225       $      (32)      $   16,409


                                                                                                        ACCUMULATED
                                                     SHARES OF                        ACCUMULATED          OTHER           TOTAL
                                                      COMMON             PAID-IN        EARNINGS       COMPREHENSIVE   STOCKHOLDERS'
                                                       STOCK             CAPITAL       (DEFICIT)       INCOME/(LOSS)      EQUITY
                                                       -----             -------       ---------       -------------      ------

Balance at December 31, 2003 ...............        1,382,040            11,152             5,225               32           16,409


Net income .................................                                                1,554                             1,554

Private Issuance of Common Stock ...........          300,000             7,482                                               7,482
(300,000 shares @ $25/share)
 Net expense of $17,933

Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                                   (80)             (80)

Balance at June 30, 2004 ...................        1,682,040        $   18,634        $    6,779       $      (48)       $   25,365

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, please refer to the financial statements and notes thereto for the Corporation's fiscal year ended December 31, 2003, contained in the Corporation's annual report on Form 10-KSB.

The Company effected a 3 for 2 stock split in March, 2004. All share and per share information has been adjusted to reflect the stock split.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in the Company's net income.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.


(Dollar amounts in thousands, except per share amounts)

                                                                                             Six Months               Six Months
                                                                                               ended                    ended
                                                                                            June 30, 2004           June 30, 2003
                                                                                            -------------           -------------

Net income: As reported ..............................................................        $   1,554               $   898

Deduct:  Total stock-based compensation cost
             determined under the fair value method
             Net of tax ..............................................................               85                    41
                                                                                              ---------               -------

Pro forma ............................................................................        $   1,469               $   857
                                                                                              =========               =======


Basic earnings per share:
             As reported .............................................................        $    0.97               $  0.65
             Pro forma ...............................................................        $    0.91               $  0.62

Diluted earnings per share
            As reported ..............................................................        $    0.91               $  0.62
            Pro forma ................................................................        $    0.86               $  0.59


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the six-month periods ended June 30, 2004 and 2003; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.24% and 4.00% for 2004 and 2003 respectively, and expected lives of 10 years for the options.

Note 2 - Earnings per Share

         Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,607,245 and 1,381,470, respectively.

         The only potentially dilutive stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the six months ended June 30, 2004 and 2003 (in thousands, except share data):

                                                           Six Months Ended
                                                             June 30, 2004
                                                             -------------
                                                          2004          2003
                                                          ----          ----

Net Income (in thousands) ....................       $    1,554       $      898
Weighted average outstanding shares ..........        1,607,245        1,381,470

Basic Earnings Per Share .....................       $     0.97       $     0.65

Weighted average outstanding shares ..........        1,607,245        1,381,470
Dilutive effect of stock options .............           96,398           65,568
                                                     ----------       ----------

Weighted average diluted shares ..............        1,703,643        1,447,038

Diluted earnings per share ...................       $     0.91       $     0.62

Note 4 - Impact of Recently Issued Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, as amended by FASB Interpretation No. 46R, was issued in January 2003 and addressed consolidation by business enterprises of variable interest entities. In accordance with the provisions of this Interpretation, the Company has not consolidated its interest in FSBS Capital Trust.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. This Staff Accounting Bulletin summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this Staff Accounting Bulletin are effective after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the consolidated financial statements of the Company.


Note 5 - Stock Issuance

The Company concluded in May a private sale of 300,000 shares of common stock at $25.00 per share. The total cost associated with this sale was approximately $18,000.

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

RESULTS OF OPERATIONS: SIX MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2003.

Net Income

For the first six months of 2004, First South Bancorp, Inc. earned a net profit of $1,554,000, compared to $898,000 for the same period in 2003, an increase of $656,000, or 73%. Basic earnings per share were $.97 in the 2004 period, compared to $.65 for the 2003 period. There were two major contributors to the increase in net income for the period ending June 30, 2004, as compared to the same period last year. Net interest income increased $900,000, or 23%, and the amount charged to operations as a provision for likely loan losses decreased by $465,000, or 90%, in 2004. The decrease in loan loss provision was due to less growth in loans during the first six months of 2004, $9.7 million or 4.2%, compared to the same period in 2003 of $45.1 million or 28.3%.

Profitability

Earnings of financial institutions are often measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first six months of 2004 were 1.19 % and 16.91 %, respectively.



 Table One


                                              Selected Earnings Ratios
                                      at or for the Periods Ending June 30,
                                               2004            2003
                                               ----            ----
Return on Average Assets .................    1.19%           0.87%

Return on Average Equity .................   16.91%          11.87%

Dividend Payout Ratio ....................     N/A             N/A

Average Stockholders Equity
as a Percentage of Average Assets ........    7.05%           7.37%

The changes in ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.


Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first six months of 2004 increased over that of the same period in 2003 by $900,000, or 23%. A number of factors discussed below combined to produce the change in net interest income.

Growth in average earning assets of $52.9 million, or 26.7 %, was a significant factor in the improvement in net interest income, and the change in the earning assets mix also contributed to the improvement. The segment of total earning assets with the highest interest yield, loans, increased as a percentage of total earning assets from 89.5% in 2003 to 92.5% in 2004. Additionally, the category of earning assets with the lowest interest yield, interest-bearing due from banks, decreased as a percentage of total earning assets from 3.5 % in 2003 to 2.1 % in 2004. The positive effect on the earning assets yield of the growth in earning assets and the change in the earning assets mix was diminished, however, by the decrease in interest rates compared to the same period last year. The overall yield on earning assets for the first six months of 2004 decreased by 47 basis points as compared to the same period in 2003.

For the first six months of 2004, the cost of funds averaged 2.10 %, a reduction of 35 basis points from the average cost of funds rate of 2.45% in 2003. Although the decrease in the earning asset yield, 47 basis points, was greater than the decrease in cost of funds, 35 basis points, the increase in average loans from $177 million in 2003 to $232 million in 2004, a 31% increase, was enough to result in an increase in net interest income.


Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2004 and 2003.

           Table Two Net Interest Income and Average Balance Analysis
                        for the Six Months Ended June 30,
                                  2004 and 2003
                             (Amounts in thousands)

                                                                                          Interest                     Average
                                                             Average Balance           Income/Expense                 Yield/Cost
Interest-Earning Assets                                     2004         2003        2004         2003             2004         2003
                                                            ----         ----        ----         ----             ----         ----

Int. Bearing Due from Banks .........................   $  5,215     $  6,836      $   25       $   40            0.96%        1.18%
Investments .........................................     13,408       13,878         237          277            3.54%        4.03%
Loans ...............................................    232,077      177,060       6,858        5,735            5.93%        6.53%
                                                        --------     --------      ------       ------            -----        -----
Total Interest Earning Assets .......................    250,700      197,774       7,120        6,052            5.70%        6.17%

Noninterest-Earning Assets
Cash & Due From Banks ...............................      4,650        4,227
Allowance for Loan Losses ...........................     (2,604)      (1,923)
Investments: Fair Value .............................         27          126
Premises & Equipment ................................      5,383        3,414
Investment in unconsolidated subsidiary .............        129            -
Interest Receivable & Other .........................      3,353        3,561
                                                        --------     --------
Total Noninterest-Earning Assets ....................     10,938        9,405
                                                        --------     --------

TOTAL ASSETS ........................................   $261,638     $207,179
                                                        ========     ========

Interest-Bearing Liabilities
NOW Accounts ........................................   $ 34,062     $ 32,891      $  271       $  301            1.60%        1.85%
Money Market & Savings ..............................     47,101       28,146         383          265            1.63%        1.90%
Time Deposits & IRAs ................................    119,104       99,577       1,320        1,325            2.22%        2.68%
Fed Funds Purchased & Repos .........................      4,626        4,663          11           14            0.48%        0.61%
Other borrowed funds ................................     10,670       10,420         231          227            4.34%        4.39%
Subordinated debt ...................................      4,167            -          84            -            4.04%            -
Demand Notes Issued to Treasury .....................        215          213           1            1            0.93%        0.95%
                                                        --------     --------      ------       ------            -----        -----
Total Interest-Bearing Liabilities ..................    219,945      175,910       2,301        2,133            2.10%        2.45%

Noninterest-Bearing Liabilities
Demand Deposits .....................................     21,149       14,880
Interest Payable ....................................        553          498
Other Liabilities ...................................      1,424        1,021
                                                        --------     --------
Total Non Int-Bearing Liabilities ...................     23,126       16,399

Stockholder's Equity ................................     18,567       14,870
                                                        --------     --------

TOTAL LIABILITIES & EQUITY ..........................   $261,638     $207,179
                                                        ========     ========

Net Interest Income .................................                              $4,819       $3,919
                                                                                   ======       ======

  Net Yield on Earning Assets .......................                                                             3.85%        4.00%
  Interest Rate Spread ..............................                                                             3.60%        3.72%

Other Income

Total other, or noninterest, income increased for the first six months of 2004 by $107,000 from $449,000 in 2003. Although service charges on deposit accounts increased by $28,000, or 18%, the most notable increase in non-interest income occurred in the commissions and fees category. Commissions and fees increased by $86,000 primarily due to a $93,000 increase in commissions from brokerage services. Table Three provides a performance comparison of categories of noninterest income for the six month periods ended June 30, 2003 and 2004.

Table Three                                 Summary of Total Noninterest Income
                                             for the Six Months Ended June 30,
                                                       2004 and 2003
                                                  (Amounts in thousands)

                                              2004                  2003
                                              ----                  ----
Service Charges .........................     $185                  $157
Commissions & Fees ......................      339                   253
Other Noninterest Income ................       32                    39
                                              ----                  ----
Total ...................................     $556                  $449

Other Expense

Other, or noninterest, expense for the first six months of 2004 increased by $443,000 or 18%, over the first six months total in 2003 of $2,446,000. Salaries & Benefits increased by $251,000 or 17% and Occupancy & Equipment increased by $150,000 or 56%. These increases are attributed to the opening of offices located in Hilton Head Island, SC, Asheville, NC and a new facility in Spartanburg, SC and the subsequent hiring of four full time equivalent employees.

Table Four provides a six month 2004 to 2003 performance comparative of various categories of noninterest expense.

Table Four                                 Summary of Total Noninterest Expense
                                             For the Six Months Ended June 30,
                                                       2004 and 2003
                                                  (Amounts in thousands)

                                                2004                  2003
                                                ----                  ----

Salaries & Employee Benefits .............    $1,692                $1,441
Occupancy & Equipment ....................       416                   266
Other expense ............................       781                   739
                                              ------                ------
Total ....................................    $2,889                $2,446

Income Taxes

Provision for income taxes for the six months ended June 30, 2004 was $879 thousand as compared to $506 thousand in 2003 during the same period, a 74% increase. This increase was due to the overall increase in income before taxes of $1 million, or 73%.


CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2004, $3,000,000 in government agency securities with a weighted average rate of 3.75% were called. During this same period, $8,000,100 in government agency securities with a weighted average rate of 3.92% were purchased. A total of $9,282,474 (par) of investment securities were pledged on June 30, 2004.

Table Five              Analysis of Investment Securities
                             (Amounts in thousands)

December 31 ,2003                                                      Available-for-Sale                     Held-for-Investment
                                                                       ------------------                     -------------------
                                                                 Amortized         Estimated             Amortized        Estimated
                                                                   Cost            Fair Value              Cost           Fair Value
                                                                   ----            ----------              ----           ----------


Due in one year or less ............................             $     -             $     -             $     -             $     -
Due from one to five years .........................               7,498               7,540               1,011               1,024
Due from five to 10 years ..........................               1,000               1,004                   -                   -
Due after ten years ................................               1,123               1,128                 853                 992
Mortgage backed securities .........................                   -                   -               2,010               2,017
                                                                  ------              ------              ------              ------
                                                                  $9,621              $9,672              $3,874              $4,033
                                                                  ======              ======              ======              ======


June 30, 2004                                                          Available-for-Sale                     Held-for-Investment
                                                                       ------------------                     -------------------
                                                                 Amortized         Estimated             Amortized        Estimated
                                                                   Cost            Fair Value              Cost           Fair Value
                                                                   ----            ----------              ----           ----------
Due in one year or less ............................             $     -             $     -             $     -             $     -
Due from one to five years .........................              11,500              11,441               1,008               1,009
Due from five to 10 years ..........................               1,000                 989                   -                   -
Due after ten years ................................               1,123               1,116                 854                 962
Mortgage backed securities .........................               1,000               1,000               1,800               1,780
                                                                 -------             -------             -------             -------
                                                                 $14,623             $14,546             $ 3,662             $ 3,751
                                                                 =======             =======             =======             =======

Excludes equity securities with no readily determinable market value of $700 thousand on December 31, 2003 and $650 thousand on June 30, 2004.

Loan portfolio

From June 30, 2003 to June 30, 2004, loans increased by $33 million, or 16%. As is shown in Table Six, loans secured by real estate continued to comprise a substantial percentage of the total loan portfolio, 79.5% versus 72.3% in 2003.The Corporation's loan portfolio on June 30, 2004, as shown in Table Seven reflects an increase of variable rate loans as a percentage of the portfolio from 86.1% in 2003 to 91.5% in 2004.



Table Six                                                                                Analysis of Loans
                                                                                          June 30 Balances
                                                                                       (Amounts in thousands)
Real Estate:                                                                    2004                                2003
                                                                                ----                                ----
   Construction/Land Development .........................           $ 17,865                7.54%        $  9,253             4.54%
   1-4 Family Residential Properties .....................             60,359               25.47%          44,267            21.70%
   Multifamily Residential Properties ....................                359                0.15%           1,142             0.56%
   Nonfarm Nonresidential Properties .....................            107,964               45.55%          91,172            44.70%
   Other Real Estate
Loans ....................................................              1,903                0.80%           1,693             0.83%
Commercial & Industrial ..................................             48,146               20.31%          51,916            25.45%
Consumer .................................................                413                0.17%           4,524             2.22%
                                                                     --------                             --------

Total ....................................................           $237,009              100.00%        $203,967           100.00%
                                                                     ========              ======         ========           ======




Table Seven                                                Analysis of Loan Maturities and Repricing Frequency
                                                                           as of June 30, 2004
                                                                          (Amounts in thousands)

                                      Within         >3 Months          >1 Year          >3 Years              Over
                                    3 Months         12 Months          3 Years           5 Years           5 Years            Total
                                    --------         ---------          -------           -------           -------            -----
Variable Rate Loans .............   $215,711                                                                                $215,711

Fixed Rate Loans ................   $  3,543            $5,062           $4,556            $5,728            $1,147         $ 20,036

Total Loans .....................   $219,254            $5,062           $4,556            $5,728            $1,147         $235,747

Excludes loans on non-accrural status of $1,262,000

Allowance for loan losses

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risk categories in relation to the current and forecasted economic environment. The Corporation also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending June 30, 2004 and 2003, as well as the amounts charged to the allowance as a loss and credited to the allowance as a recovery.






Table Eight                          Analysis of the Allowance for Loan Losses
                                          for the Six Months Ended June 30

                                          2004                        2003
                                          ----                        ----
Balance at Beginning of Year .......   $2,600,000                  $1,750,000
Provision Charged to Operations ....       53,000                     518,000
Loans Charged-Off ..................      (57,000)                   (552,000)
Loan Recoveries ....................       14,000                     522,000
                                       ----------                  ----------
Balance at End Of Period ...........   $2,610,000                  $2,238,000



Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2004, the cumulative one-year gap was a positive or asset sensitive $53.7 million. At June 30, 2004, the cumulative five-year gap was a positive $38.6 million or 13.6 % of total assets. The positive gap is largely attributable to the extent to which management prefers to make loans on a variable rate basis. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Corporation's gap is within policy limits that were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Corporation's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2004.

Table Nine                                                  Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                                              Repricing Schedule as of June 30, 2004
                                                                                      (Amounts in thousands)


                                                                         One Year       Over One Year       Over
                                                                          or Less       to Five Years     Five Years         Total
                                                                          -------       -------------     ----------         -----
Interest Earning Assets

Due From Banks ....................................................       $ 17,600        $      -         $      -         $ 17,600
Investment Securities* ............................................          2,800          12,508            2,977           18,285
FHLB Stock ........................................................            650               -                -              650
Loans** ...........................................................        219,254          15,346            1,147          235,747
                                                                          ========        ========         ========         ========

Total .............................................................       $240,304        $ 27,854         $  4,124         $272,282
*Amortized Cost
**Excludes $1,262,000 in loans on non-accrual status.

Interest Bearing
Liabilities

NOW Accounts ......................................................       $ 33,703          $    -         $      -         $ 33,703
Savings & MMIA ....................................................         48,215               -                -           48,215
Time Deposits:$100 & > ............................................         26,248           8,369                -           34,617
Time Deposits: <$100m .............................................         67,347          28,702                -           96,049
Repurchase Agreements .............................................          5,883               -                -            5,883
Subordinated Debt (Trust Preferred Sec.) ..........................          5,000               -                -            5,000
Other Borrowed Funds ..............................................            208               -           10,000           10,208
                                                                          ========        ========         ========         ========

Total .............................................................       $186,604        $ 37,071         $ 10,000         $233,675

Period Gap ........................................................       $ 53,700        $ (9,217)        $ (5,876)        $ 38,607

Cumulative Gap ....................................................       $ 53,700        $ 44,483         $ 38,607

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          128.8%           75.1%            41.2%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          128.8%          119.9%           116.5%

                                              3 Months         Over 3 Months         Over One
Time Deposits                                   & Less          to 12 Months            Year           Total
                                                ------          ------------            ----           -----
$100,000 and Greater .......................    $9,670            $16,578              $8,369         $34,617

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base. At June 30, 2004, core deposits equaled approximately 83% of total assets. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial loans. The bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the
Corporation's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

Tier 1 capital of the bank increased by $15.2 million between June 30, 2004 and 2003, and $13.9 million from December 31, 2003 to June 30, 2004. These increases resulted from the private sale of $7.5 million in common stock during the first six months of 2004, the issuance of $5 million in trust preferred securities during the first quarter of 2004, and earnings retained during these periods.

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

The Bank's June 30, 2004 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:


                                                                                                                    To Be Well
                                                                                                                Capitalized Under
                                                                                     For Capital                Prompt Corrective
June 30, 2004                                              Actual                  Adequacy Purposes            Action Provisions
                                                           ------                  -----------------            -----------------
                                                 Amount             Ratio       Amount           Ratio       Amount            Ratio
                                                 ------             -----       ------           -----       ------            -----
Total Capital
(To Risk Weighted Assets) ..............         $32,930           14.00%      $18,817           8.00%      $23,522           10.00%
Tier I Capital
(To Risk Weighted Assets) ..............         $30,320           12.89%      $ 9,409           4.00%      $14,113            6.00%
Tier I Capital
(To Average Assets) ....................         $30,320           11.28%      $10,753           4.00%      $13,442            5.00%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2003.

Net income for the second quarter of 2004 increased by $326,000, or 70%, over the same period in 2003. Net interest income for the three months ended June 30, 2004, was $2.4 million, a 13.2% increase over the $2.1 million amount earned during the second quarter of 2003. Noninterest income for the three months ended June 30, 2004, was $94,000, or 37%, greater than the amount received for the same period in 2003. Noninterest expense of $1.48 million for the three months was $180,000, or 13.8%, more than the 2003 three month period amount. Net interest income improved primarily due to growth of earning assets and an increase in the loan portfolio. Noninterest income increased primarily due fees generated by brokerage services. Non-interest expense increased due to the opening of three new offices during 2003 and subsequent staffing of these offices.

                                                                                             Three Months Ended June 30,
                                                                                               (Amounts in thousands)
Average Balances                                                               2004                   2003                   Change
                                                                               ----                   ----                   ------
Earning assets ..............................................               $256,952                $208,906                $ 48,046
Earning assets yield ($) ....................................               $  3,585                $  3,236                $    349
Earning assets yield (%) ....................................                   5.60%                   6.21%                 -0.61%
Interest-bearing liabilities ................................               $222,792                $186,310                $ 36,482
Cost of funds ($) ...........................................               $  1,169                $  1,102                $     67
Cost of funds (%) ...........................................                   2.10%                   2.37%                 -0.27%
Interest Spread ($) .........................................               $  2,416                $  2,134                $    282
Interest Spread (%) .........................................                   3.50%                   3.84%                 -0.34%



Part I Item 3 - Controls and Procedures.


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

(b)  No disclosure is required under 17 C.F.R. Section 228.308(c).

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities


In May, 2004, the Corporation sold 300,000 shares of its common stock for $25.00 per share, or an aggregate of $7.5 million, to accredited investors. No underwriters or selling agents were used. The shares were sold pursuant to Rule 506 and the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 based on the fact that no public offering was involved.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)  The Corporation held its annual meeting of shareholders on May 19, 2004.

(b) The following persons were elected as directors of the Corporation, each to serve a three-year term until the Annual Meeting of Shareholders in 2007.

Name
                                               Shares Voted
                                                                         BROKER
                        FOR           WITHHOLD        ABSTAIN          NON-VOTES
                        ----          --------        -------          ---------

Harold Fleming       1,008,458          0                0                0
Joel C. Griffin      1,008,458          0                0                0
Barry L. Slider      1,008,458          0                0                0



Other directors whose terms continued after the meeting are:

Richard H. Brooks; Roger A. F. Habisreutinger; Ashley F. Houser; Herman E. Ratchford; Chandrakant V. Shanbhag; and David G. White.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits included with this report:

          Exhibit 31-1 - Certifications of Chief Executive Officer pursuant to Rule 13a-14(a).

          Exhibit 31-2 - Certifications of Chief Financial Officer pursuant to Rule 13a-14(a).

          Exhibit 32 - Certifications pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K : Form 8-K dated April 6, 2004 pursuant to Items 7 and 12 of that form.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  First South Bancorp, Inc.


                                s/Barry L. Slider
August 11, 2004                 ------------------------------------------------
                                  Barry L. Slider, President and Chief Executive
                                     Officer


                                s/V. Lewis Shuler
                                ------------------------------------------------
                                  V. Lewis Shuler, Executive Vice President
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit  31-1  Certifications  of  Chief  Executive  Officer  pursuant  to  Rule
               13a-14(a).

Exhibit  31-2  Certifications  of  Chief  Financial  Officer  pursuant  to  Rule
               13a-14(a).

Exhibit 32     Certifications pursuant to 18 U.S.C. Section 1350.