Form 10QSB
period 2004-09-30
FIRST SOUTH BANCORP INC
filed 2004-11-15
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 (864) 595-0455
                            (Bank's Telephone Number)




Checkwhether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} N0 { }


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 1,682,040 shares outstanding on October 19, 2004.

Transitional Small Business Disclosure Format (Check One) YES { } NO {X}

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

           Consolidated Balance Sheets ....................................    3

           Consolidated Statements of Operations ..........................    4

           Consolidated Statements of Comprehensive Income ................    5

           Consolidated Statements of Cash Flows ..........................    6

           Consolidated Statements of Changes in Shareholders' Equity .....    7

           Notes to Unaudited Statements ..................................  8-9


  Item 2.  Management's Discussion and Analysis ...........................11-20

  Item 3.  Controls and Procedures ........................................21-22


Part II - OTHER INFORMATION

  Item 6.  Exhibits .......................................................23-26


SIGNATURES .................................................................  27

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          FIRST SOUTH BANCORP, INC AND
                   SUBSIDIARY
           Consolidated Balance Sheets
          (Dollar amounts in thousands)

                                                       (Unaudited)
                                                         Sept. 30,      Dec. 31,
                                                           2004          2003
                                                           ----          ----
Assets
Cash & due from banks ..............................    $   3,669     $   4,435
Due from banks - interest bearing ..................        9,000            27
 Investment securities:
    Securities held to maturity ....................        3,526         3,874
    Securities available for sale ..................       16,678         9,672
Loans ..............................................      246,554       227,239
      Less, allowance for loan losses ..............       (2,800)       (2,600)
Loans - net ........................................      243,754       224,639
Property & equipment, net ..........................        5,339         5,409
Other real estate owned ............................          520             -
Investment in FSBS Capital Trust ...................          155             -
Other assets .......................................        4,409         4,028
                                                        ---------     ---------
Total assets .......................................    $ 287,050     $ 252,084
                                                        =========     =========

Liabilities
Deposits:
      Noninterest-bearing ..........................    $  18,165     $  18,941
      Interest-bearing .............................      218,209       196,428
                                                        ---------     ---------
    Total deposits .................................      236,374       215,369

Securities sold under repurchase agreements ........        7,032         6,089
Other borrowed funds ...............................       10,000        12,000
Demand notes issued to the U.S. Treasury ...........          253           236
Subordinated debt ..................................        5,155             -
Other liabilities ..................................        2,029         1,981
                                                        ---------     ---------
    Total liabilities ..............................      260,843       235,675

Shareholders' equity
Common stock - no par value; 20,000,000 authorized,
Outstanding 1,682,040 and 1,382,070 respectively
Paid-in capital ....................................       18,634        11,152
Undivided profits ..................................        7,529         5,225
Accumulated other comprehensive income/(loss) ......           44            32
                                                        ---------     ---------
Total shareholders' equity .........................       26,207        16,409

Total liabilities and shareholders' equity .........    $ 287,050     $ 252,084
                                                        =========     =========

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                       Consolidated Statements of Operations


                                                                                                  (Unaudited)
                                                                                          Period ended September 30,

                                                                             Three Months                         Nine Months
                                                                          2004           2003                 2004          2003
                                                                          ----           ----                 ----          ----
                                                                               (Dollars in thousands, except per share)
Interest income
                Loans, including fees ......................         $  3,668          $  3,152          $ 10,526          $  8,887
                Investment securities ......................              185               125               422               402
                Interest bearing deposits ..................               35                 9                60                49
                                                                     --------          --------          --------          --------

                Total interest income ......................            3,888             3,286            11,008             9,338

Interest expense
                Deposits and borrowings ....................            1,345             1,131             3,646             3,264

Net interest income ........................................            2,543             2,155             7,362             6,074
                Provision for loan losses ..................             (248)             (213)             (301)             (731)
                                                                     --------          --------          --------          --------

Net interest income after provision ........................            2,295             1,942             7,061             5,343

Noninterest income
                Service charges on deposit accounts ........               86                88               271               245
                Other income ...............................              285               453               656               745
                                                                     --------          --------          --------          --------
                Total noninterest income ...................              371               541               927               990

Noninterest expense
                Salaries and benefits ......................              957               884             2,649             2,325
                Occupancy and equipment ....................              216               188               632               454
                Other expense ..............................              370               564             1,151             1,303
                                                                     --------          --------          --------          --------
                Total noninterest expense ..................            1,543             1,636             4,432             4,082

Income before income taxes .................................            1,123               847             3,556             2,251
                Provision for income taxes .................              373               305             1,252               811
                                                                     --------          --------          --------          --------

Net income .................................................         $    750          $    542          $  2,304          $  1,440
                                                                     ========          ========          ========          ========

Basic per share earnings ...................................         $   0.45          $   0.39          $   1.43          $   1.04

Diluted earnings per share .................................         $   0.42          $   0.37          $   1.35          $   0.99

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                  Consolidated Statements of Comprehensive Income
                             (amounts in thousands)

                                                               (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                              -------------
                                                           2004            2003
                                                           ----            ----
Net Income .......................................       $ 2,304        $ 1,440

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ......            20            (67)

Income tax (expense) benefit on other
                comprehensive income (loss) ......            (8)            25
                                                         -------        -------

Total other comprehensive income (loss) ..........            12            (42)
                                                         -------        -------

Comprehensive income .............................       $ 2,316        $ 1,398
                                                         =======        =======

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2004 and 2003


                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                           2004               2003
                                                                                                           ----               ----
                                                                                                                (amounts in
                                                                                                                thousands)
Operating Activities
Net income .....................................................................................         $  2,304          $  1,440

Adjustments to reconcile net income to net cash
               Provided by operating activities
               Provision for loan losses .......................................................              301               731
               Depreciation ....................................................................              273               171
               Amortization ....................................................................               13                 -

               Deferred Tax Asset ..............................................................              (33)             (215)
               Decrease (increase) in other assets .............................................             (197)             (771)
               Increase (decrease) in accrued expenses and other liabilities ...................             (251)              926
                                                                                                         --------          --------

Net cash provided by operating activities ......................................................            2,410             2,282
                                                                                                         --------          --------


Investing Activities
               Purchase of securities ..........................................................          (10,000)           (5,000)
               Sale/(Purchase) of restricted FHLB stock ........................................               50              (100)
               Proceeds from MBS principal paydowns ............................................              329                 -
               Proceeds from called  securities ................................................            3,000             8,000
               Origination of loans, net of principal collected ................................          (19,315)          (49,867)
               Proceeds/(Purchase) from other real estate owned ................................             (520)              625
               Purchase of premises and equipment ..............................................             (193)           (2,458)
               Investment in Trust .............................................................             (155)                -
                                                                                                         --------          --------

Net cash used in investing activities ..........................................................          (26,804)          (48,800)
                                                                                                         --------          --------

Financing Activities
               Net increase in deposits ........................................................           21,005            56,680
               Net increase  in retail repurchase agreements ...................................              942               643
               Proceeds from exercise of stock options .........................................                -                 8
               Net decrease in other borrowings ................................................           (1,983)             (331)
               Net proceeds from stock issuance ................................................            7,482                 -
               Proceeds from issuance of subordinated debt .....................................            5,155                 -
                                                                                                         --------          --------

Net cash provided by financing activities ......................................................           32,601            57,000
                                                                                                         --------          --------

Net increase in cash and cash equivalents ......................................................            8,207            10,482

Cash and cash equivalents, beginning ...........................................................            4,462             4,292
                                                                                                         --------          --------

Cash and cash equivalents, ending ..............................................................         $ 12,669          $ 14,774
                                                                                                         ========          ========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity
                      Nine Months Ended September 30, 2004
                                   (Unaudited)
      (amounts in thousands, except number of shares and dollar per share)



                                                                                                      ACCUMULATED
                                                 SHARES OF                          ACCUMULATED          OTHER             TOTAL
                                                  COMMON            PAID-IN           EARNINGS       COMPREHENSIVE     STOCKHOLDERS'
                                                   STOCK            CAPITAL          (DEFICIT)       INCOME/(LOSS)         EQUITY
                                                   -----            -------          ---------       -------------         ------
Balance at December 31, 2002 ..........           920,780         $   11,145         $    3,121        $       84        $   14,350

Exercised Stock Options ...............               600                  7                                                      7

Three-for-two common stock
split .................................           460,660


Net income ............................                                                    2,104                              2,104

Net change in
unrealized gain on
available for sale
securities, net of tax ................                                                                       (52)              (52)

                                               ----------         ----------         ----------        ----------        ----------

Balance at December 31, 2003 ..........         1,382,040         $   11,152         $    5,225        $      (32)       $   16,409

                                                                                                      ACCUMULATED
                                                 SHARES OF                          ACCUMULATED          OTHER             TOTAL
                                                  COMMON            PAID-IN           EARNINGS       COMPREHENSIVE     STOCKHOLDERS'
                                                   STOCK            CAPITAL          (DEFICIT)       INCOME/(LOSS)         EQUITY
                                                   -----            -------          ---------       -------------         ------
Balance at December 31, 2003 ...........        1,382,040           11,152            5,225               32                 16,409


Net income .............................                                              2,304                                   2,304


Private Issuance of Common Stock .......          300,000            7,482                                                    7,482
(300,000 shares @ $25/share)
 Net expense of $18

Net change in
unrealized gain on
available for sale
securities, net of tax .................                                                                  12                     12

                                                ---------        ---------        ---------        ---------              ---------

Balance at September 30, 2004 ..........        1,682,040        $  18,634        $   7,529        $      44              $  26,207

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange
Commission. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, please refer to the financial statements and notes thereto for the Company's fiscal year ended December 31, 2003, contained in the Company's annual report on Form 10-KSB. Certain amounts disclosed for 2003 have been reclassified to conform with current year presentation.

The Company effected a three-for-two stock split in March, 2004. All share and per share information has been adjusted to reflect the stock split.

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


(Dollar amounts in thousands, except per share amounts)

                                                                   Three Months      Three Months      Nine Months       Nine Months
                                                                      ended             ended            ended             ended
                                                                  September 30,     September 30,    September 30,     September 30,
                                                                  --------------    --------------   --------------    -------------
                                                                       2004              2003             2004              2003
                                                                       ----              ----             ----              ----

Net income: As reported ........................................      $   750         $   542         $   2,304         $   1,440

Deduct:  Total stock-based compensation cost
             determined under the fair value method
             net of tax ........................................           28              15                84                46
                                                                      -------         -------         ---------         ---------

Pro forma ......................................................      $   722         $   527         $   2,220         $   1,394
                                                                      =======         =======         =========         =========


Basic earnings per share:
             As reported .......................................      $  0.45         $  0.39         $    1.43         $    1.04
             Pro forma .........................................      $  0.43         $  0.38         $    1.38         $    1.01

Diluted earnings per share
            As reported ........................................      $  0.42         $  0.37         $    1.35         $    0.99
            Pro forma ..........................................      $  0.40         $  0.36         $    1.30         $    0.96



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three and nine month periods ended September 30, 2004 and 2003; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.24 % and 3.77 % in 2004 and 2003 respectively, and expected lives of 10 years for the options.

Note 2 - Earnings per share

         Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the year-to-date period ended September 30, 2004 and 2003, basic earnings per share has been computed upon the weighted average common shares outstanding of 1,607,245 and 1,381,674, respectively.

         The only employee stock-based compensation arrangements of the Company, as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, are the stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the nine months ended September 30, 2004 and 2003 (in thousands, except share data):

                                                          Nine Months Ended
                                                          September 30, 2004
                                                          ------------------
                                                         2004            2003
                                                         ----            ----
(in thousands)
Net Income ...................................       $    2,304       $    1,440
Weighted average outstanding shares ..........        1,607,245        1,381,674

Basic Earnings Per Share .....................       $     1.43       $     1.04

Weighted average outstanding shares ..........        1,607,245        1,381,470
Dilutive effect of stock options .............           99,536           65,568
                                                     ----------       ----------

Weighted average diluted shares ..............        1,706,781        1,447,242

Diluted earnings per share ...................       $     1.35       $     0.99


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

          The  Company's  growth and  ability  to  maintain  growth;

          government monetary and fiscal policies, as well as legislative and regulatory changes;

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

RESULTS OF OPERATIONS: NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2003.

Net Income

For the first nine months of 2004, First South Bancorp, Inc. earned a net profit of approximately $2,304,000, or $ 1.43 per share, compared to approximately $1,440,000, or $ 1.04 per share, for the same period in 2003. This 60.0 % increase in net income was largely attributed to the increase in net interest income by $1,288,000 or 21%. Provision for loan losses decreased by $430,000 or 58% due to slower loan growth of $19.3 million during the first nine months of 2004 compared to growth of $49.8 million during the same period in 2003. The increase in non-interest expense of $350,000 or 8.5% and decrease in non-interest income of $63,000 or 6.3% partially mitigated the overall increase in net interest income after provision of $1,718,000 or 32%. Provision for tax accruals remained at approximately 35% during the nine month period in 2004 compared to the same period in 2003.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA for the period increased by 28% from .89% in 2003 to 1.14% in 2004. ROAE increased by 10.6% from 12.75% in 2003 to 14.10% in 2004.





                                                Selected Earnings Ratios
                                      at or for the Periods Ending September 30,
                                               2004                2003
                                               ----                ----
Return on Average Assets ................     1.14%               0.89%

Return on Average Equity ................    14.10%              12.75%

Dividend Payout Ratio ...................      N/A                 N/A

Average Stockholders Equity
as a Percentage of Average Assets             8.10%               6.96%


The changes in ROAA and ROAE can be primarily attributed to changes in the balance sheet, volume and composition, and the interest rate environment.
Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As was stated earlier, net interest income for the first nine months of 2004 increased over that of the same period in 2003 by $1,288,000, or 21%. A number of factors discussed below combined to produce the change in net interest income.

Growth in average earning assets of $51.6 million, or 25 %, was a significant factor in the improvement in net interest income, and the change in the earning assets mix also contributed to the improvement. The segment of total earning assets with the highest interest yield, loans, increased in volume by $48.2 million or 26% which partially offset the decrease in loan yields from 6.34% in 2003 to 5.97% in 2004. The positive effect on the earning assets yield of the growth in earning assets and the change in the earning assets mix was diminished, however, by the decrease in interest rates compared to the same period last year. The overall yield on earning assets for the first nine months of 2004 decreased by 35 basis points as compared to the same period in 2003.

For the first nine months of 2004, the cost of funds averaged 2.16 %, a reduction of 20 basis points from the average cost of funds rate of 2.36% in 2003. Although the decrease in the earning asset yield, 35 basis points, was greater than the decrease in cost of funds, 20 basis points, the increase in average earning assets of $51.6 million was greater than the increase in interest-bearing liabilities of $40.6 million during the first nine months in 2004 compared to the same period in 2003, which was enough to result in an increase in net interest income.


Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2004 and 2003.

Table Two

                Net Interest Income and Average Balance Analysis
                     for the Nine Months Ended September 30,
                                  2004 and 2003
                             (Amounts in thousands)

                                                                                       Interest                     Average
                                                            Average Balance       Income/Expense             Yield/Cost (1)
Interest-Earning Assets                                    2004        2003         2004         2003        2004         2003
                                                           ----        ----         ----         ----        ----         ----

Int. Bearing Due from Banks .........................   $  6,957     $  5,916     $    60       $   49        1.15%        1.11%
Investments .........................................     15,829       13,491         422          402        3.56%        3.98%
Loans ...............................................    235,644      187,386      10,526        8,887        5.97%        6.34%
                                                        --------     --------     -------       ------        -----        -----
Total Interest Earning Assets .......................    258,430      206,793      11,008        9,338        5.69%        6.04%

Noninterest-Earning Assets
Cash & Due From Banks ...............................      4,718        4,553
Allowance for Loan Losses ...........................     (2,634)      (2,044)
Investments: Fair Value .............................         24          113
Premises & Equipment ................................      5,383        3,862
Investment in unconsolidated subsidiary .............        138            -
Interest Receivable & Other .........................      3,436        3,685
                                                        --------     --------
Total Noninterest-Earning Assets ....................     11,065       10,169
                                                        --------     --------

TOTAL ASSETS ........................................   $269,495     $216,962
                                                        ========     ========

Interest-Bearing Liabilities
NOW Accounts ........................................   $ 34,236     $ 33,054     $   420       $  436        1.64%        1.76%
Money Market & Savings ..............................     47,006       31,188         584          431        1.66%        1.85%
Time Deposits & IRAs ................................    123,967      105,275       2,132        2,034        2.30%        2.58%
Fed Funds Purchased & Repos .........................      4,977        4,393          26           18        0.70%        0.55%
Other borrowed funds ................................     10,445       10,577         345          344        4.41%        4.35%
Subordinated debt ...................................      4,444            -         139            -        4.18%            -
Demand Notes Issued to Treasury .....................        202          226           1            1        0.66%        0.59%
                                                        --------     --------     -------       ------        -----        -----
Total Interest-Bearing Liabilities ..................    225,277      184,713       3,647        3,264        2.16%        2.36%

Noninterest-Bearing Liabilities
Demand Deposits .....................................     20,480       15,412
Interest Payable ....................................        568          512
Other Liabilities ...................................      1,340        1,218
                                                        --------     --------
Total Non Int-Bearing Liabilities ...................     22,388       17,142

Stockholder's Equity ................................     21,830       15,107
                                                        --------     --------

TOTAL LIABILITIES & EQUITY ..........................   $269,495     $216,962
                                                        ========     ========

Net Interest Income .................................                             $ 7,361       $6,074
                                                                                  =======       ======

  Net Yield on Earning Assets .......................                                                         3.80%        3.93%
  Interest Rate Spread ..............................                                                         3.53%        3.68%

 (1) Annualized.

Other Income

Other income for the first nine months of 2004 decreased by $63,000, or 6.4 %, from the 2003 amount of $990,000. The most significant changes in the Commissions and Fees category of other income were a decrease of $110,000 in mortgage loan fees, resulting from increased rates reducing refinancing activity, a decrease of $112,000 in loan brokerage fees, resulting from the sporadic nature of this activity, and a $174,000 increase in discount brokerage fees, resulting from the increased activity associated with an improving stock market. The other non-interest income category decreased $46,000, or 50%, due primarily to the 2003 receipt of $36,000, or 39.1% of the 2003 amount, as a refund of prior years' expenses. Table Three provides a nine month 2004 to 2003 performance comparison of categories of non-interest income.

Table Three
                       Summary of Total Noninterest Income
                     for the Nine Months Ended September 30,
                                  2004 and 2003
                             (Amounts in thousands)

                                                 2004                  2003
                                                 ----                  ----
Service Charges .............................    $271                  $245
Commissions & Fees ..........................     611                   653
Other Noninterest Income ....................      45                    92
                                                 ----                  ----
Total .......................................    $927                  $990

Non-interest expense for the first nine months of 2004 increased by $350,000, or 8.6%, over the first nine months of 2003 amount of $4,082,000. While some of the operational expense increase experienced in 2004 resulted from the growth the bank experienced, a significant portion, 48%, of the total increase can be attributed to opening a new facility to house mortgage loan and brokerage services operations. With this facility having been opened in the fourth quarter of 2003, no expenses related to occupancy were recorded during the nine month period ended September 30, 2003.

Table Four provides a nine month 2004 to 2003 performance comparison of various categories of other expense.

Table Four
                      Summary of Total Noninterest Expense
                     For the Nine Months Ended September 30,
                                  2004 and 2003
                             (Amounts in thousands)

                                                  2004                  2003
                                                  ----                  ----

Salaries & Employee Benefits ................   $2,649                $2,325
Occupancy & Equipment .......................      632                   454
Other expense ...............................    1,151                 1,303
                                                ------                ------
Total .......................................   $4,432                $4,082

Income Taxes
Through September 30, 2004, $40,000 had been accrued as a deferred tax benefit resulting from a deferred tax asset created by income transferred to the provision for loan losses above the amount deductible for income tax purposes in the current year. Though deductible for state income tax purposes, the non-deductibility for federal income tax purposes of the $301,000 year-to-date charge to earnings as a provision for probable loan losses that would be recognized in the future created an income tax benefit resulting in a net current year tax accrual rate of 35.0 %, compared to 36.0% during the same period in 2003.

CHANGES IN FINANCIAL POSITION

Investment portfolio

 During the first nine months of 2004, $3,000,000 in government agency securities with a weighted average rate of 3.75% were called. During this same period, $10,000,100 in government agency securities with a weighted average rate of 3.69% were purchased. A total of $11,657,300 (par) of investment securities were pledged on September 30, 2004.


    Table Five demonstrates the balance/maturity changes which occurred during the nine months which ended September 30, 2004.




Table Five

                        Analysis of Investment Securities
                             (Amounts in thousands)


December 31,  2003                                                   Available-for-Sale                    Held-for-Investment
                                                                     ------------------                    -------------------
                                                                 Amortized         Estimated Fair       Amortized     Estimated Fair
                                                                   Cost                Value               Cost           Value
                                                                   ----                -----               ----           -----
Due in one year or less ............................              $    -              $    -              $    -         $    -
Due from one to five years .........................               7,498               7,540               1,011          1,024
Due from five to 10 years ..........................               1,000               1,004                   -              -
Due after ten years ................................               1,123               1,128                 853            992
Mortgage backed securities .........................                   -                   -               2,010          2,017
                                                                  ------              ------              ------         ------

                                                                  $9,621              $9,672              $3,874         $4,033
                                                                  ======              ======              ======         ======


September 30, 2004                                                   Available-for-Sale                    Held-for-Investment
                                                                     ------------------                    -------------------
                                                                 Amortized         Estimated Fair       Amortized     Estimated Fair
                                                                   Cost                Value               Cost           Value
                                                                   ----                -----               ----           -----
Due in one year or less ............................             $     -             $     -             $ 1,006        $ 1,009
Due from one to five years .........................              13,499              13,575                   -              -
Due from five to 10 years ..........................               1,000               1,006                   -              -
Due after ten years ................................               1,124               1,128                 854          1,005
Mortgage backed securities .........................                 985                 969               1,666          1,711
                                                                 -------             -------             -------        -------

                                                                 $16,608             $16,678             $ 3,526        $ 3,725
                                                                 =======             =======             =======        =======

Excludes equity securities with no readily determinable market value of $700 thousand on December 31, 2003 and $650 thousand on September 30, 2004.

Loan portfolio

From December 31, 2003 to September 30, 2004, loans increased by $19.3 million, or 8.5 %. Table Six, shows the changes in the composition of the loan portfolio on a percentage basis during the nine month period.

As shown in Table Seven, variable rate loans continue to comprise a substantial percentage of total loans, 91.2 %. These type of loans have increased as a percentage of the portfolio from 87.3% as of December 31, 2003.

At September 30, 2004, there was one loan on non-accrual status in the amount of $481,361. There were no loans 90 days past due and still accruing interest, and $595,000 of loans had been identified by management as potential problem loans.

Table Six
                                Analysis of Loans
                December 31, 2003 and September 30, 2004 Balances
                             (Amounts in thousands)

Real Estate:                                                                  Sep. 30, 2004                       Dec. 31, 2003
                                                                              -------------                       -------------
   Construction/Land Development ..........................          $ 19,830                8.04%        $ 14,346            6.31%
   1-4 Family Residential Properties .....................             64,762               26.27%          55,949           24.62%
   Multifamily Residential Properties ....................              1,599                0.65%           1,275            0.56%
   Nonfarm Nonresidential Properties .....................            111,640               45.28%         101,939           44.86%
   Other Real Estate Loans ...............................              1,907                0.77%           1,651            0.73%
   Commercial & Industrial ...............................             46,405               18.82%          51,524           22.67%
   Consumer ..............................................                411                0.17%             555            0.24%
                                                                     --------              -----          --------           -----

Total ....................................................           $246,554              100.0%         $227,239           100.0%
                                                                     ========              =====          ========           =====


Table Seven

               Analysis of Loan Maturities and Repricing Frequency
                            as of September 30, 2004
                             (Amounts in thousands)

                                                                    Within   >3 Months    >1 Year    >3 Years        Over
                                                                  3 Months   12 Months    3 Years     5 Years     5 Years      Total
                                                                  --------   ---------    -------     -------     -------      -----
Variable Rate Loans .........................................     $224,658                                                  $224,658

Fixed Rate Loans ............................................     $  4,273      $6,588     $4,590      $4,824      $1,140   $ 21,415

Total Loans .................................................     $228,931      $6,588     $4,590      $4,824      $1,140   $246,073


Excludes loans on non-accrual status of $481,000

The Bank's allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating to each individual loan and considers the probable level of loss associated with various risk categories in relationship to the current and forecasted economic environment. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table Eight provides the results of the year-to-date analysis for the periods ending September 30, 2004 and 2003, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight

                    Analysis of the Allowance for Loan Losses
                     For the Nine Months Ended September 30

                                                    2004                 2003
                                                    ----                 ----
Balance at Beginning of Year .................   $2,600,000          $1,750,000
Provision Charged to Operations ..............      301,000             731,000
Loans Charged-Off ............................     (115,000)         (1,270,000)
Loan Recoveries ..............................       14,000           1,189,000
                                                 ----------          ----------
Balance at End Of Period .....................   $2,800,000          $2,400,000

Deposits

Total deposits increased from $215.4 million at December 31, 2003 to $236.4 million at September 30, 2004, an increase of $21.0 million or 9.7%. The increase was the result of the addition of new branches in the latter part of 2003.

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2004, the cumulative one-year gap for the Bank was a positive or asset sensitive $ 69.6 million, or 24 % of total assets. At September 30, 2004, the cumulative five-year gap for the Bank was a positive $35.3 million, or 12.30 % of total assets. These positive positions are the results of management's efforts to limit the risk of loss in earnings over the long run by extending loans with variable interest rates. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30, 2004.

Table Nine

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                   Repricing Schedule as of September 30, 2004
                             (Amounts in thousands)


                                                                          One Year     Over One Year         Over
                                                                           or Less     to Five Years       Five Years        Total
                                                                           -------     -------------       ----------        -----
Interest Earning Assets

Due From Banks ....................................................       $  9,000        $      -         $      -         $  9,000
Investment Securities* ............................................          3,657          13,499            2,978           20,134
FHLB Stock ........................................................            650               -                -              650
Loans** ...........................................................        235,519           9,414            1,140          246,073
                                                                          ========        ========         ========         ========

Total .............................................................       $248,826        $ 22,913         $  4,118         $275,857
*Amortized Cost
**Excludes $481,000 in loans on non-accrual status ................

Interest Bearing Liabilities

NOW Accounts ......................................................       $ 32,634         $     -           $    -         $ 32,634
Savings & MMIA ....................................................         46,025               -                -           46,025
Time Deposits:$100 & > ............................................         25,735          12,934                -           38,669
Time Deposits: <$100m .............................................         62,588          38,293                -          100,881
Repurchase Agreements .............................................          7,032               -                -            7,032
Subordinated Debt (Trust Preferred Sec.) ..........................          5,000               -                -            5,000
Other Borrowed Funds ..............................................            253               -           10,000           10,253
                                                                          ========        ========         ========         ========

Total .............................................................       $179,267        $ 51,227         $ 10,000         $240,494

Period Gap ........................................................       $ 69,559        $(28,314)        $ (5,882)        $ 35,363

Cumulative Gap ....................................................       $ 69,559        $ 41,245         $ 35,363

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          138.8%           44.7%            41.2%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          138.8%          117.9%           114.7%


                                                             3 Months         Over 3 Months         Over One
Time Deposits                                                  & Less          to 12 Months             Year          Total
                                                               ------          ------------             ----          -----
$100,000 and Greater ...........................              $ 8,833             $16,902              $12,934       $38,669

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets, or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 70% of total assets at September 30, 2004. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate.

Capital Resources

The equity capital of the Company increased $ 9,797,000 between December 31, 2003 to September 30, 2004. An increase in retained earnings of $2,304,000 combined with a private offering of common stock of $7,500,000 accounted for the large majority of this increase.

The Company and Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The Bank's September 30, 2004 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:


                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                   For Capital                 Prompt Corrective
September 30, 2004                                        Actual                 Adequacy Purposes             Action Provisions
                                                          ------                 -----------------             -----------------
                                                  Amount          Ratio         Amount         Ratio         Amount          Ratio
                                                  ------          -----         ------         -----         ------          -----
Total Capital
(To Risk Weighted Assets) ..............         $33,720         13.96%         $19,318        8.00%         $24,147        10.00%
Tier I Capital
(To Risk Weighted Assets) ..............         $30,920         12.80%         $ 9,659        4.00%         $14,488         6.00%
Tier I Capital
(To Average Assets) ....................         $30,920         10.85%         $11,404        4.00%         $14,255         5.00%


Total risk based capital of the bank increased by $18.6 million between September 30, 2004 and 2003, and $14.7 million from December 31, 2003 to
September 30, 2004. These increases resulted from the private sale of $7.5 million in common stock during the first six months of 2004, the issuance of $5 million in trust preferred securities during the first quarter of 2004, and earnings retained during these periods.

Off Balance Sheet Arrangements

The Company in its normal course of business is a party to financial instruments, including instruments with off-balance sheet exposure, to meet the financing needs of its customers. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet.

The following schedule summarized the Company's off-balance sheet financial instruments:

                                          Contract or Notional Amount
                                                 (in thousands)

                                        9/30/2004           12/31/2003
                                        ---------           ----------

Commitments to extend credit .......    $32,887               $38,497
Standby letters of credit ..........    $ 2,188               $ 2,540



Commitments to extend credit are arrangements to lend to a customer as long as there is not a violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount and type of collateral required is based on management's credit evaluation of the counterparty.

The Company's standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The term of these guarantees are almost exclusively one year or less. The fees related to standby letters of credit are immaterial to the Company's financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004, COMPARED TO THE SAME PERIOD SEPTEMBER 30, 2003.

Net income for the third quarter of 2004 increased by $208,000, or 38.4%, over the same period in 2003. Net interest income for the three months ended September 30, 2004, was $2.5 million, an 18% increase over the $2.1 million amount earned during the third quarter in 2003. Other income for the three months ended September 30, 2004, was $63 thousand, or 6.4%, less than the amount received for the same period in 2003. Other expense of $4.4 million for the three months was $350 thousand, or 8.6%, more than the 2003 three month period amount. Net interest income improved primarily due to growth of earning assets, particularly the highest yielding asset, loans. Other income decreased primarily due to the decrease in loan brokerage fees and mortgage loan fees. Non-interest expense grew primarily from the increase in salaries and benefits and occupancy expense resulting from opening new offices in Bluffton, Asheville, and Spartanburg within the past fifteen months.

                                                                                          Three Months Ended September 30,
                                                                                               (Amounts in thousands)
Average Balances                                                              2004                    2003                   Change
                                                                              ----                    ----                   ------
Earning assets .............................................               $262,901                $224,590                $ 38,311
Earning assets yield ($) ...................................               $  3,888                $  3,286                $    602
Earning assets yield (%) ...................................                   5.88%                   6.39%                 -0.51%
Interest-bearing liabilities ...............................               $236,793                $202,079                $ 34,714
Cost of funds ($) ..........................................               $  1,345                $  1,132                $    213
Cost of funds (%) ..........................................                   2.26%                   2.22%                   0.04%
Interest Spread ($) ........................................               $  2,543                $  2,154                $    389
Interest Spread (%) ........................................                   3.62%                   4.17%                 -0.55%

Item 3. Controls and Procedures

     (a) Based on the evaluation required by 17C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by the quarterly report, were effective.


     (b) There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

 Item 6 - Exhibits

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



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
November 12, 2004                 ----------------------------------------------
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