Form 10KSB
period 2004-12-31
FIRST SOUTH BANCORP INC
filed 2005-03-30
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004                File Number 000-28037

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes {X}   No { }

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

         The issuer's revenues for its most recent fiscal year were $16,500,536.

         The aggregate market value of the Common Stock held by non-affiliates on February 10, 2005 was approximately $32,888,922. As of February 10, 2005, there were 1,682,490 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes {  }  No {X}

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

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg, Richland, and Beaufort Counties in South Carolina and Buncombe County in North Carolina. In addition, the Bank also makes other authorized investments. As of December 31, 2004, the Bank employed 59 persons on a full time equivalent basis.

Competition

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 30, 2004. At that time, in Spartanburg, 14 banks, savings and loans, and savings banks with 46 branch locations competed for aggregate deposits of approximately $2.020 billion. The Bank has a city-wide deposit market share of 6.92% and a market share rank of 5 out of the 14 competitors. The Bank also has a full-service branch located in the city of Columbia, South Carolina and Bluffton, South Carolina. The Columbia branch has a market share of 1.27%, and the Bluffton branch has a market share of 31.9%. The Bank also operates a loan production office located in Asheville, North Carolina.

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

         The Company and the Bank met all requirements to be well capitalized at December 31, 2004.

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

Sarbanes-Oxley Act

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

Item 2.  Description of Property.

         The Bank owns the real property at 1450 John B. White, Sr., Blvd., Spartanburg, South Carolina, where its main offices are located. The Bank also owns the real property adjacent to its main office at 1460 John B. White, Sr. Blvd, Spartanburg, South Carolina. A portion of this facility houses the financial services division of the Bank. The remaining space is used for several tenants and would allow further expansion of the main office. The Bank leases the properties at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, 1333 Main Street, Columbia, South Carolina, 7 Arley Way, Hilton Head, South Carolina, and 30 Hendersonville Road, Asheville, North Carolina. All properties are believed to be well suited for the Bank's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock, Stockholders and Dividends

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System. During 2004, management was aware of a few transactions in which the Company's common stock traded in a range from $21.49 to $35.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 10, 2005, there were approximately 529 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Recent Sales of Unregistered Securities

         During 2004, the Company issued shares of Common Stock to the following classes of person upon the exercise of options issued pursuant to the Company's stock option plan. The securities were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                    Aggregate
                                                                    Exercise
Date Issued         Class of Purchasers       Number of Shares        Price
-----------         -------------------       ----------------        -----

 11/1/2004          Bank officer                    450               3,300

 Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Statements included in this Form 10-KSB which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    The Company's growth and ability to maintain growth:

     o government monetary and fiscal policies, as well as legislative and regulatory changes:

     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities:

     o the effects of competition from other financial institutions operating in the Company's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally:

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

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2004, of $3,000,055, or $1.87 per share, compared to net income for the year ended December 31, 2003, of $2,104,267 or $1.52 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $10,102,590 for 2004, as compared to $8,474,452 for 2003. The Bank also had other operating income (principally service charges, fees and commissions) of $1,189,247 in 2004 and $1,254,286 in 2003. The Bank provided $705,522 and $949,302 to its allowance for loan losses in 2004 and 2003, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $5,930,260 in 2004, and $5,549,169 in 2003.

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

         For the year ended December 31, 2004, net interest income was $10,102,590. During the year ended December 31, 2003, net interest income was $8,474,452. The 19.2% increase in net interest income during 2004 can be primarily attributed to the increased growth in average earning assets by $49.6 million from 2003 to 2004 compared to the increased growth in average interest-bearing liabilities by $38.3 million during the same period, which resulted in an increase of average interest free funds supporting earning assets by $11.3 million from $22,797 million in 2003 to $34,076 million in 2004. This overall net increase in volume of average earning assets compared to average interest bearing liabilities offset the overall decrease in interest margin from 3.93% in 2003 to 3.81% in 2004, a reduction of 12 basis points or 3%. The net interest income increase for the year ended December 31, 2004 compared to the year ended December 31, 2003 was also primarily the result of the increase in earning assets which was enhanced by an increase in net interest margin.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2004, 2003, and 2002.

                                                                      Average Balances, Yields, and Rates
                                                                             (Dollars in Thousands)

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                 2004                              2003                             2002
                                                 ----                              ----                             ----
                                                Interest                         Interest                          Interest
                                     Average     Income/   Yields/   Average      Income/   Yields/    Average     Income/   Yields/
                                     Balances(1) Expense   Rates     Balances(1)  Expense    Rates     Balances(1) Expense    Rates
                                     -------------------   -----     -----------  -------    -----     -------------------    -----
Assets

Federal funds sold ................  $      -   $     -              $      -     $     -               $      -   $     -
Due From banks - Interest-bearing .     9,266       137    1.48%        6,761          70    1.04%         9,993       157     1.57%
Investment securities .............    16,759       598    3.57%       13,666         533    3.90%        13,849       739     5.34%
Loans (2) (3) .....................   238,958    14,576    6.10%      194,944      12,282    6.30%       141,269     9,312     6.59%
                                                -------                           -------                          -------
Total interest earning assets .....   264,983   $ 15,311   5.78%      215,374     $12,884    5.98%       165,111   $10,208     6.18%
Cash and due from banks ...........     4,715                           4,663                              3,074
Valuation reserve for investment
  securities ......................        27                             100                                156
Allowance for loan losses .........   (2,694)                         (2,144)                            (1,553)
Premises and equipment ............     5,369                           4,217                              2,817
Investment in Trust ...............       142                               -                                  -
Other assets ......................     3,780                           3,630                              2,683
                                     --------                        --------                           --------
Total assets ......................  $276,322                        $225,840                           $172,288
                                     ========                        ========                           ========
Liabilities and shareholders'
  equity
Interest bearing transaction
  accounts ........................  $ 33,917   $   586    1.73%     $ 33,729     $   579    1.72%      $ 31,447   $   735     2.34%
Savings ...........................    47,889       845    1.76%       34,094         613    1.80%         8,838       175     1.98%
Time deposits $100,000 and over ...    35,525       850    2.39%       28,312         699    2.47%        18,168       588     3.24%
Other time deposits ...............    93,294     2,218    2.38%       80,867       2,035    2.52%        69,892     2,334     3.34%
                                     --------   -------              --------     -------               --------   -------
Total interest bearing deposits ...  $210,625   $ 4,499    2.14%     $177,002     $ 3,926    2.22%      $128,345   $ 3,832     2.99%
Retail repurchase agreements ......     5,156        47    0.91%        4,903          25    0.51%         5,887        65     1.10%
Subordinated debt .................     4,583       201    4.39%            -           -    0.00%             -         -     0.00%
Other Borrowed Funds ..............    10,543       461    4.37%       10,672         460    4.31%        10,276       456     4.44%
                                     --------   -------              --------     -------               --------   -------
Total interest bearing liabilities   $230,907   $ 5,208    2.26%     $192,577     $ 4,411    2.29%      $144,508   $ 4,353     3.01%
Non-interest bearing demand
  deposits ........................    20,837                          16,046                             12,951
Other liabilities .................     2,088                           1,854                              1,115
Shareholders' equity ..............    22,490                          15,363                             13,714
                                     --------                        --------                           --------
Total liabilities and
  shareholders' equity ............  $276,322                        $225,840                           $172,288
                                     ========                        ========                           ========
Interest rate spread (4) ..........                        3.52%                             3.69%                             3.17%
Net interest income and net yield .
  on earning  assets (5) ..........             $10,103    3.81%                  $ 8,473    3.93%                  $5,855     3.55%
Interest free funds supporting
  earning assets (6) ..............  $ 34,076                        $ 22,797                           $ 20,603

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis and excludes impact of deferred loan origination fees.
(3) Interest income on loans for 2004, 2003, and 2002, included total loan fees of $993, $893, and $731, respectively.
(4) Total interest earning assets yield less the total interest bearing liabilities rate.
(5) Net interest income divided by total interest earning assets (net interest margin).
(6)  Total interest earning assets less total interest bearing liabilities.

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


                                                        Year Ended
                                                       December 31,
                                                    2004 compared to 2003
                                                 Increase (Decrease) Due to
                                                 --------------------------
                                                   (Dollars in thousands)
                                            Volume          Rate         Total
                                            ------          ----         -----
Interest earned on:
  Due from banks-interest-bearing ..       $    26        $    40        $    66
  Invesments .......................           121            (55)            66
  Net Loans ........................         2,773           (478)         2,295
                                           -------        -------        -------

Total Interest Income ..............       $ 2,920        $  (493)       $ 2,427
                                           -------        -------        -------

Interest paid on
  Interest Checking ................       $     3        $     4        $     7
  Savings Deposits .................           250            (18)           232
  Time Deposits 100,000 and over ...           178            (27)           151
  Other time deposits ..............           313           (130)           183
  Retail Repurchase Agreements .....             1             21             22
  Subordinated debt ................           201              -            201
  Other Borrowed Funds .............            (5)             6              1
                                           -------        -------        -------

Total Interest Expense .............       $   941        $  (144)       $   797
                                           -------        -------        -------

Change in Net Interest Income ......       $ 1,979        $  (349)       $ 1,630
                                           =======        =======        =======

         During the year 2005 management expects that interest rates will continue to rise. Improvements in net interest income for 2004 are expected to be the result of increases in the volume and rates. Management expects to continue following the market strategies which it has employed to date.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2004 of $82.6 million for a cumulative gap ratio of 147%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at December 31, 2004, with respect to the one year time horizon. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.


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


                                                                               Interest Sensitivity Analysis
                                                                         Repricing Schedule as of December 31, 2004
                                                                                   (Amounts in thousands)


                                                               Within         4-12        Over One Year      Over
                                                              3 Months       Months       to Five Years     Five Years        Total
                                                              --------       ------       -------------     ----------        -----
Interest Earning Assets

Interest-bearing deposits in other banks ..............      $  9,200       $      -        $      -        $      -        $  9,200
Other investments (Book Value)* .......................         2,454          3,441          12,986           2,983          21,864
Loans**
  Fixed rate ..........................................         2,423          5,463          10,293           1,130          19,309
  Variable rate .......................................       235,090              -               -               -         235,090
                                                             --------       --------        --------        --------        --------

Total interest earning assets .........................      $249,167       $  8,904        $ 23,279        $  4,113        $285,463
                                                             ========       ========        ========        ========        ========

Interest Bearing
Liabilities
  Interest bearing deposits
    Interest bearing transaction accounts .............      $ 32,298       $      -        $      -        $      -        $ 32,298
    Savings & MMIA ....................................        53,781              -               -               -          53,781
    Time deposits $100,000 and over ...................        11,704         10,851          17,437               -          39,992
    Other time deposits ...............................        25,870         30,874          46,427               -         103,171
                                                             --------       --------        --------        --------        --------
      Total interest bearing deposits .................      $123,653       $ 41,725        $ 63,864        $      -        $229,242
    Repurchase agreements .............................         4,700              -               -               -           4,700
    Subordinated debt .................................         5,000              -               -               -           5,000
    Other borrowed funds ..............................           417              -               -          10,000          10,417
                                                             --------       --------        --------        --------        --------
Total interest bearing liabilities ....................      $133,770       $ 41,725        $ 63,864        $ 10,000        $249,359
                                                             ========       ========        ========        ========        ========

Interest Sensitivity Gap ..............................      $115,397       $(32,821)       $(40,585)       $ (5,887)       $ 36,104
Cumulative interest sensitivity gap ...................      $115,397       $ 82,576        $ 41,991        $ 36,104
Gap ratio .............................................        186.27%         21.34%          36.45%          41.13%
Cumulative gap ratio ..................................        186.27%        147.05%         117.54%         114.48%


*includes restricted FHLB stock $954
** excludes loans in non-accrual status totaling $350

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses at any given reportable period is the result of applying the methodology discussed in the section under the heading "Allowance for Loan Losses." The Bank provided

$705,522, $949,302, and $674,830 to the allowance during the years ended December 31, 2004, 2003, and 2002 respectively. The decrease of $243,780 in 2004 and increase of $234,472 in 2003 were was primarily due to changes in slower growth in loans from a net increase in the loan portfolio of $68 million during 2003 to $27.5 million loan growth during 2004.

Other Income

         Other income, which consists primarily of mortgage banking loan fees, loan brokerage fees, service charges on deposit accounts, and other commissions and fees income, decreased by 5.19% to $1,189,247 in 2004 from $1,254,286 in 2003. Service charges, fees, and commissions increased by $239,176 or 52.6% from 2003 to 2004. Much of this increase was directly attributable to the increase in brokerage service commissions from $77,804 in 2003 to $300,036 in 2004, a $222,232 or 285% increase. The increase in service charges, fees, and commissions was primarily offset, though, by the decreases in mortgage loan fees of $105,446 or 45.2% and in loan brokerage fees of $214,097 or 47.1%. Other income increased by 45.8% to $1,254,286 in 2003 from $860,419 in 2002. Of the total $393,867 increase in non-interest income, mortgage banking loan fees, which were favorably influenced by homeowner refinancing to take advantage of low long term rates, accounted for $96,963, or 24.6% of the increase from year end 2002 to 2003.


Other Expenses

         Other expenses, which are those non-interest expenses most commonly referred to as other operating expenses, increased by $381,091, or 6.9%, in 2004. The most significant dollar increases were in the categories of salaries and employee benefits, which increased from $3,190,603 in 2003 to $3,564,689 in 2004, an increase of $374,086 or 11.7% and occupancy and equipment, which increased from $635,843 to $823,475, an increase of $187,632 or 29.51%. The increase in salaries and benefits can be attributed to an increase in full time equivalent employees from 52 at 2003 year end to 59 at 2004 year end. The increase in occupancy and equipment was primarily due to the increase in depreciation from the first full year of operation of the Hilton Head office, which opened in July of 2003, and the First South Financial Services building, which opened in December 2003. Other expenses increased by $1,722,903, or 45%, from year end 2002 to 2003. Principal factors in the increase were the opening of new offices and legal expenses for litigation.

Income Taxes

         During the year ended December 31, 2003, the Bank accrued $1,386,000 for current income taxes. The Bank accrued $1,700,000 for current income taxes during 2004. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes. These accounting timing differences resulted in a deferred income tax benefit of $44,000 being recognized in 2004, and $260,000 being recognized in 2003.

Investment Portfolio

         As of December 31, 2004, the Bank's investment portfolio comprised approximately 7.1 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2004, 2003, and 2002.

Securities Portfolio Composition
(dollars in thousands)


                                           December 31, 2004                December 31, 2003              December 31, 2002
                                           -----------------                -----------------              -----------------
                                           Net Unrealized                    Net Unrealized                  Net Unrealized
                                   Book       Holding     Fair        Book      Holding      Fair      Book    Holding        Fair
                                   Value    Gain/(Loss)   Value       Value   Gain/(Loss)    Value     Value   Gain/(Loss)    Value
                                   -----    -----------   -----       -----   -----------    -----     -----   -----------    -----
Available for sale:
U. S. Government agency
 obligations ..................   $ 16,499    $    (18)   $ 16,481   $  9,498   $     47   $  9,545   $ 13,996   $    132   $ 14,128
State and local obligations ...        123           4         127        123          5        128        123          4        127
Mortgage-backed securities ....        961         (16)        944          -          -          -          -          -          -
Restricted FHLB Stock .........        954           -         954        700          -        700        600          -        600
                                  --------    --------    --------   --------   --------   --------   --------   --------   --------
                                  $ 18,536    $    (30)   $ 18,506   $ 10,321   $     52   $ 10,373   $ 14,719   $    136   $ 14,855
                                  ========    ========    ========   ========   ========   ========   ========   ========   ========
Held for investment:
U.S. Government Agency
 obligations ..................   $  1,004    $     (1)   $  1,003   $  1,011   $     13   $  1,024   $  1,517   $     31   $  1,548
Trust Preferred securities ....        479         133         613        478        127        605        476         73        549
State and local obligations ...        375          10         385        375         12        387        375         12        387
Mortgage-backed securities ....      1,500          39       1,539      2,010          7      2,017          -          -          -
                                  --------    --------    --------   --------   --------   --------   --------   --------   --------
                                  $  3,358    $    181    $  3,539   $  3,874   $    159   $  4,033   $  2,368   $    116   $  2,484
                                  ========    ========    ========   ========   ========   ========   ========   ========   ========


         On an ongoing basis, management assigns securities upon purchase into one of two categories (available-for-sale or held-to-maturity) based on the intent, taking into consideration factors such as expectations for changes in market interest rates, liquidity needs, asset/liability management strategies, and capital requirements. The Bank does not maintain a securities trading account.

         The following table presents scheduled maturities of debt securities at December 31, 2004. Available-for-sale securities are stated at estimated fair value and held-for-investment securities are stated at amortized cost.

                         Securities Portfolio Maturities


                                                    Analysis of Investment Securities
                                                            December 31, 2004
                                                          (dollars in thousands)

                                                                       Available-for-Sale                     Held-for-Investment
                                                                       ------------------                     -------------------
                                                                 Amortized       Estimated Fair       Amortized      Estimated Fair
                                                                    Cost              Value              Cost             Value
                                                                    ----              -----              ----             -----
U.S. Government Agency Oligations
    Due in one year or less ................................      $ 1,499           $ 1,494            $1,004            $1,003
    Due from one to five years .............................       13,000            12,985                 -                 -
    Due from five to ten years .............................        1,000             1,001                 -                 -
    Due after ten years ....................................        1,000             1,000                 -                 -

State and local obligations(1)
    Due after ten years ....................................          123               127               375               385

Trust Preferred securities
    Due after ten years ....................................            -                 -               479               613

Mortgage Backed securities
    Due after ten years ....................................          961               944             1,500             1,539

Equity Securities ..........................................          954               954                 -                 -

Total(2)(3)

    Due in one year or less ................................      $ 1,499           $ 1,494            $1,004            $1,003
    Due from one to five years .............................       13,000            12,985                 -                 -
    Due from five to ten years .............................        1,000             1,001                 -                 -
    Due after ten years ....................................          961               944             1,500             1,539

-------
(1)  Not adjusted for tax equivalency
(2)  Excludes equity securities
(3) Weighted average yields on debt securities scheduled to mature in less than one year, one to five years, five to ten years, and after ten years are 2.57%, 3.46%, 3.96% and 4.54%, respectively. Due to call features (the ability of the issuing entity to redeem a security on a specified date prior to maturity), the yields shown for the four maturity ranges are disclosed for information purposes only as of December 31, 2004, and are likely to change.

  Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, or any foreign loans.

         The amount of loans outstanding at December 31, 2004, 2003, 2002, 2001, and 2000 are shown in the following table according to type of loan.

 Loan Portfolio Composition

                                                                                        December 31,
                                                                                        ------------
                                                        2004             2003             2002             2001           2000
                                                        ----             ----             ----             ----           ----

Commercial, financial and agricultural ........   $  46,728,921    $  51,523,910    $  47,099,954    $  36,270,381    $  23,755,686
Real estate - construction ....................      17,223,132       14,345,975       14,211,986       13,097,957       11,349,351
Real estate mortgage ..........................     190,325,765      160,813,718       96,495,309       76,168,473       47,272,549
Consumer ......................................         470,787          554,999        1,053,596          629,235          460,842
                                                  -------------    -------------    -------------    -------------    -------------
    Total loans ...............................     254,748,605      227,238,602      158,860,845      126,166,046       82,838,428

Less allowance for loan losses ................      (2,900,000)      (2,600,000)      (1,750,000)      (1,450,000)      (1,055,000)
                                                  -------------    -------------    -------------    -------------    -------------

Total Loans, net of allowance for loan losses .   $ 251,848,605    $ 224,638,602    $ 157,110,845    $ 124,716,046    $  81,783,428
                                                  =============    =============    =============    =============    =============



Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 2004.

                         Maturity Distribution on Loans

                                                December 31, 2004
                                                -----------------
                                             (Dollars in Thousands)
                                      1 Year       1-5       5 Years
                                     or Less      Years      or More      Total

Commercial and industrial ......    $ 29,416    $ 16,675    $    638    $ 46,729
Real Estate-construction .......       8,096       7,098       2,029      17,223
Real Estate-mortgage ...........      61,647     108,348      20,332     190,327
Consumer installment ...........          86         384           -         470
              Total(1) .........    $ 99,245    $132,505    $ 22,999    $254,749
                                    ========    ========    ========    ========

 (1) Of all loans due after one year, $11,423 have predetermined interest rates and $144,081 have floating or adjustable interest rates.

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

         Loans secured by real estate mortgages comprised nearly 81% of the Bank's loan portfolio at December 31, 2004. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

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

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2004, the Bank had three loans totaling $350,167 on non-accrual status. Net income for 2004 includes no interest income on these loans. Had these loans been current in accordance with their original terms, $4,993 of additional interest income would have been recorded in 2004. At December 31, 2003, the Bank had four loans totaling $295,000 on non-accrual status.

The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                                December 31,
                                                                                                ------------
                                                                                           (dollars in thousands)

Non-performing Assets                                                   2004          2003           2002         2001        2000
                                                                        ----          ----           ----         ----        ----

Non-performing loans:
  Non-accrual loans ...........................................      $   350       $   295      $    112          $  -      $   288
  Past due 90 days or more ....................................            -             -             -             -            -
  Other restructured loans ....................................            -             -             -             -            -
                                                                     -------       -------      --------          ----      -------
Total non-performing loans ....................................      $   350       $   295      $    112          $  -      $   288
Real estate acquired in settlement of loans ...................          520             -           625             -          200
                                                                     -------       -------      --------          ----      -------
Total non-performing assets ...................................      $   870       $   295      $    737          $  -      $   488
                                                                     =======       =======      ========          ====      =======
Non-performing assets as a
  Percentage of loans and other real estate ...................         0.34%         0.13%         0.46%         0.00%        0.59%
Allowance for loan losses as
  a percentage of non-performing loans ........................       828.57%       881.36%      1562.50%           NA       366.32%

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are neither included in non-accrual status, nor loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2004 the total amount of loans determined by management to be potential problem loans was $735,000. This amount consisted of loans made to eight borrowers.

Real Estate Owned

         The Bank foreclosed on assets during the year ended December 31, 2004 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $520,234.


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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2004.

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

         Management also performs periodic reviews of the Bank's off-balance sheet credit risks, such as unfunded loan commitments and standby letters of credit. When these reviews identify a probable loss, a separate loss reserve is established. The review performed at December 31, 2004, as well as those performed throughout the 2004 year, did not identify an off-balance sheet risk upon which a reserve should be established.

                                                                                    Summary of Loan Loss Experience
                                                                                          (Dollars in thousands)
                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                       2004         2003         2002         2001           2000
                                                                       ----         ----         ----         ----           ----

Total loans outstanding at end of period ........................    $254,749     $227,239     $158,861     $102,333        $82,838
Average amount of loans outstanding .............................     238,958      194,944      141,269      126,166         70,980

Balance of allowance for loan losses - beginning ................       2,600        1,750        1,450        1,055            800
                                                                     --------     --------     --------     --------        -------
Loans charged off

Commercial & industrial .........................................          10          114          375           49              -
Real estate-mortgage ............................................         409           20           18            -              -
Other ...........................................................           2
Consumer installment * ..........................................           -        1,674            -            2              -
                                                                     --------     --------     --------     --------        -------
Total charge-offs ...............................................         421        1,808          393           51              -

Recoveries of loans previously charged-off

Commercial & industrial .........................................           6           35            -            -              -
Real estate-mortgage ............................................          10            -           17            -              -
Consumer installment * ..........................................           -        1,674            1            1              -
                                                                     --------     --------     --------     --------        -------
Total recoveries ................................................          16        1,709           18            1              -

Net charge-offs .................................................         405           99          375           50              -

Additions to allowance charged to expense .......................         705          949          675          445            255
                                                                     --------     --------     --------     --------        -------

Balance of allowance for loan losses - ending ...................    $  2,900     $  2,600     $  1,750     $  1,450        $ 1,055
                                                                     --------     --------     --------     --------        -------

Ratios
                                                                         2004         2003         2002         2001           2000
                                                                         ----         ----         ----         ----           ----
Net charge-offs during period to
 average loans outstanding during period ........................        0.17%        0.05%        0.27%        0.05%          0.00%
Net charge-offs to loans at end of period .......................        0.16%        0.04%        0.24%        0.04%          0.00%
Allowance for loan losses to average loans ......................        1.21%        1.33%        1.10%        1.21%          1.49%
Allowance for loan losses to loans at end of period .............        1.14%        1.14%        1.10%        1.15%          1.27%
Nonperforming loans to allowance
 for loan losses at end of period ...............................       12.07%       11.35%        6.40%       27.31%         27.30%
Net charge-offs to allowance for loan losses ....................       13.98%        3.81%       21.43%        3.45%          0.00%
Net charge-offs to provision for loan losses ....................       57.48%       10.43%       55.56%       11.23%          0.00%

*The amount of consumer loan losses in 2003, which was matched dollar-for-dollar by the amount of consumer loan recoveries, consisted solely of deferred presentment loans. The bank ceased to make this type of loan in the fourth quarter of 2003.

     The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2004, 2003, 2002, 2001, and 2000 compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                                        Period Ended December 31,
                                                                        -------------------------
                                                                          (Dollars in thousands)
                                               2004              2003               2002               2001              2000
                                               ----              ----               ----               ----              ----
                                                    % of               % of               % of              % of               % of
                                                    ----               ----               ----              ----               ----
                                         Amount    Loans   Amount     Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                         ------    -----   ------     -----    ------    -----    ------    -----    ------    -----
Commercial and industrial ...........   $  965     33.28%  $1,017     39.10%  $  858     49.00%  $  703     48.50%  $  506    48.00%
Real estate - construction ..........      321     11.07%     290     11.20%     210     12.00%     174     12.00%     127    12.00%
Real estate - mortgage ..............    1,594     54.97%   1,272     48.90%     656     37.50%     551     38.00%     406    38.50%
Consumer installment ................       20      0.69%      21      0.80%      26      1.50%      22      1.50%      16     1.50%
                                        ------    ------   ------    ------   ------    ------   ------    ------   ------   ------

Total ...............................   $2,900    100.00%  $2,600    100.00%  $1,750    100.00%  $1,450    100.00%  $1,055   100.00%
                                        ======    ======   ======    ======   ======    ======   ======    ======   ======   ======

Deposits

         The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2004, 2003, and 2002 are summarized below:

                                Average Deposits

                                                                                        December 31,
                                                                                        ------------
                                                                       2004                 2003                   2002
                                                                       ----                 ----                   ----
                                                                Amount     Rate       Amount     Rate        Amount     Rate
                                                                ------     ----       ------     ----        ------     ----
                                                                                    (Dollars in thousands)
Noninterest bearing demand ..............................     $ 20,837              $ 16,046               $ 12,951
Interest bearing transaction accounts ...................       33,917     1.73%      33,729     1.72%       31,447     2.34%
Savings & MMIA ..........................................       47,889     1.77%      34,094     1.80%        8,838     1.98%
Time deposits - $100,000 and over .......................       35,525     2.39%      28,312     2.47%       18,168     3.24%
Other time deposits .....................................       93,294     2.38%      80,867     2.52%       69,892     3.34%
                                                              --------     -----    --------     -----     --------     -----
Total interest bearing deposits .........................     $210,625     2.14%    $177,002     2.22%     $128,345     2.99%
                                                              ========     =====    ========     =====     ========     =====


         As of December 31, 2004, the Bank held $39,992,000 in time deposits of $100,000 or more, with approximately $11,704,000 with maturities within three months, $10,851,000 with maturities over three through twelve months, and $17,437,000 with maturities over twelve months. Wholesale time deposits generated through corporations, banks, credit unions, etc., on a national level totaled approximately $31,398,000 as of December 31, 2004. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Borrowed Funds

         Major sources of borrowed funds in 2004 and 2003, other than deposits, were retail repurchase agreements and Federal Home Loan Bank advances.

         Retail repurchase agreements are short-term borrowings from commercial customers collateralized by government or government agency securities and repayable with interest. At December 31, 2004 and 2003, First South Bank had $4,700,237 and $6,088,913 in retail repurchase agreements, respectively. The weighted average interest rates for retail repurchase agreements outstanding at December 31, 2004 and 2003 were 1.73% and .38%, respectively, and those repurchase agreements all had next day maturities. The maximum amount of retail repurchase agreements at the end of any month was $7,031,903 in 2004 and $7,058,835 in 2003. The approximate average amount of outstanding retail repurchase agreements was $5,155,915 in 2004 and $4,903,000 in 2003 and approximate weighted interest rates in 2003 were .91% in 2004 and .51% in 2003.

         At December 31, 2004 and 2003, First South had two advances of $5 million each outstanding from the Federal Home Loan Bank of Atlanta. The advances are collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The borrowings carried fixed interest rates of 4.3% and 4.6% and mature in February and March 2011. One of the advances became callable during February 2003 and is callable until maturity. The other advance became callable in March 2004 and is callable until its maturity. The approximate average amount of such borrowings outstanding in 2004 and 2003 was $10 million. The approximate weighted interest rate for 2004 and 2003 was 4.45%. The maximum amount of such advances outstanding at the end of any month in 2004 and 2003 was $10 million.

         The Company issued subordinated debt in the amount of $5,155,000 to FSBS Capital Trust I. The subordinated debt matures in 2034 and has a variable interest rate. The approximate average amount outstanding in 2004 was 4,583,000 and the approximate weighted average interest rate was 4.39% (see Note 8 to the Consolidated Financial Statements).

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for each period indicated.


                                   Year ended December 31,
                                2004        2003        2002
                                ----        ----        ----

Return on average assets       1.09%       0.93%       0.82%
Return on average equity      13.42%      13.70%      10.35%
Dividend payout ratio          0.00%       0.00%       0.00%
Equity to assets ratio         8.15%       6.80%       7.96%


Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 73 % of total assets at December 31, 2004. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. The Bank currently has two ten year $5,000,000 loan advances from the FHLB of Atlanta. Both of these advances are presently callable. The Bank also has additional lines of credit with other banks in the form of federal funds lines in the amount of $12,000,000. The Bank has never drawn on any of these federal funds lines. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business.

Capital Resources

         The equity capital of the Company increased $2,059,397 during 2003 and by $10,434,729 in 2004. The increase in 2004 resulted from an increase in retained earnings of $3,000,055, a reduction in other comprehensive income of $50,693, additional paid-in capital of $3,300 from the exercise of stock options and the proceeds of $7,482,067 from private issuance of 300,000 shares of common stock.


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

         At December 31, 2004, both the Company and the Bank met all of the requirements to be well capitalized. Capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

The Bank                                                                                                           To Be Well
                                                                                                                Capitalized Under
                                                                                  For Capital                   Prompt Corrective
                                                           Actual                Adequacy Purposes              Action Provisions
                                                           ------                -----------------              -----------------
                                                 Amount              Ratio      Amount         Ratio          Amount          Ratio
                                                 ------              -----      ------         -----          ------          -----
December 31, 2004
Total Capital
(To Risk Weighted Assets) ..............       $34,140,000          13.77%    $19,840,000       >8.0%       $24,800,000       >10.0%
Tier I Capital
(To Risk Weighted Assets) ..............       $26,340,000          10.62%     $9,920,000       >4.0%       $14,880,000       >6.0%
Tier I Capital
(To Average Assets) ....................       $26,340,000           8.90%    $11,839,000       >4.0%       $14,800,000       >5.0%


The Holding Company                                                                                                To Be Well
                                                                                                                Capitalized Under
                                                                                  For Capital                   Prompt Corrective
                                                           Actual                Adequacy Purposes              Action Provisions
                                                           ------                -----------------              -----------------
                                                 Amount              Ratio      Amount         Ratio          Amount          Ratio
                                                 ------              -----      ------         -----          ------          -----

December 31, 2004
   Total Capital
   (To Risk Weighted Assets) ...........       $34,525,000          13.92%    $19,840,000       >8.0%       $24,800,000       >10.0%
   Tier I Capital
   (To Risk Weighted Assets) ...........       $31,625,000          12.75%     $9,920,000       >4.0%       $14,880,000       >6.0%
   Tier I Capital
   (To Average Assets) .................       $31,625,000          10.68%    $11,839,000       >4.0%       $14,800,000       >5.0%

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

Off-Balance Sheet Arrangements

         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At December 31, 2004, the Bank had issued commitments to extend credit of $36.2 million through various types of lending arrangements. Of these commitments,
65.8 %, or $23.8 million, expire within one year, and 34.2 %, or $12.4 million, expire in more than one year or more. Past experience indicates that many of these commitments to extend credit will expire unused.

         The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based of the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 7. Financial Statements.





                    FIRST SOUTH BANCORP INC. AND SUBSIDIARY

                  REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .............       1

FINANCIAL STATEMENTS
   Consolidated balance sheets ......................................       2
   Consolidated statements of income ................................       3
   Consolidated statements of changes in stockholders' equity .......       4
   Consolidated statements of cash flows ............................       5

NOTES TO FINANCIAL STATEMENTS .......................................  6 - 22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary


           We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




                                             /s/Cherry Bekaert & Holland, L.L.P.




Charlotte, North Carolina
March 10, 2005

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                                              DECEMBER 31,
                                                                                                              ------------
                                                                                                        2004                 2003
                                                                                                        ----                 ----
                                                           ASSETS

CASH AND DUE FROM BANKS ...................................................................        $  4,092,178         $  4,492,767

INTEREST-BEARING DEPOSITS .................................................................           9,200,000               25,000

SECURITIES AVAILABLE-FOR-SALE .............................................................          18,506,440           10,372,164

SECURITIES HELD-FOR-INVESTMENT ............................................................           3,358,447            3,873,928

LOANS, net ................................................................................         251,155,171          224,169,439

PREMISES AND EQUIPMENT, net ...............................................................           5,333,819            5,455,891

INVESTMENT IN FSBS CAPITAL TRUST ..........................................................             155,000                    -

OTHER ASSETS ..............................................................................           4,629,282            3,331,774
                                                                                                   ------------         ------------

        Total assets ......................................................................        $296,430,337         $251,720,963
                                                                                                   ============         ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
     Noninterest - bearing demand .........................................................        $ 18,632,817         $ 19,028,127
     Interest bearing demand and savings ..................................................          86,078,673           80,063,488
     Time deposits ........................................................................         143,163,587          116,364,574
                                                                                                   ------------         ------------

        Total deposits ....................................................................         247,875,077          215,456,189

Retail repurchase agreements ..............................................................           4,700,237            6,088,913
Other borrowed funds ......................................................................          10,416,656           12,235,553
Subordinated debt .........................................................................           5,155,000                    -
Other accrued expenses and liabilities ....................................................           1,439,510            1,531,180
                                                                                                   ------------         ------------

        Total liabilities .................................................................         269,586,480          235,311,835

COMMITMENTS AND CONTINGENCIES - Notes 11 and 13 ...........................................                   -                    -

STOCKHOLDERS' EQUITY
     Common stock, no par value, 30,000,000 shares authorized, 1,682,490 and
       1,382,040 issued and outstanding at December 31, 2004 and 2003, respectively .......                   -                    -
     Paid-in capital ......................................................................          18,637,856           11,152,489
     Retained earnings ....................................................................           8,224,862            5,224,807
     Accumulated other comprehensive income ...............................................             (18,861)              31,832
                                                                                                   ------------         ------------

        Total stockholders' equity ........................................................          26,843,857           16,409,128
                                                                                                   ------------         ------------

        Total liabilities and stockholders' equity ........................................        $296,430,337         $251,720,963
                                                                                                   ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                                  2004                 2003                2002
                                                                                  ----                 ----                ----
 INTEREST INCOME
     Loans .............................................................       $14,575,623         $12,282,117         $ 9,312,105
     Securities
        U. S. Government and agency obligations ........................           450,766             431,568             631,322
        State and local obligations ....................................            25,998              26,016              25,995
        Mortgage backed securities .....................................            48,791                   -                   -
        Other securities ...............................................            72,745              74,993              81,446
     Deposits with banks ...............................................           137,366              70,064             156,644
                                                                               -----------         -----------         -----------

        Total interest income ..........................................        15,311,289          12,884,758          10,207,512
                                                                               -----------         -----------         -----------

INTEREST EXPENSE
     Deposits
        Time ...........................................................         3,068,349           2,734,418           2,921,920
        Interest-bearing demand and savings ............................         1,431,436           1,191,777             910,346
     Borrowed funds ....................................................           458,431             457,528             452,021
     Other .............................................................           250,483              26,583              68,522
                                                                               -----------         -----------         -----------

        Total interest expense .........................................         5,208,699           4,410,306           4,352,809
                                                                               -----------         -----------         -----------

        Net interest income ............................................        10,102,590           8,474,452           5,854,703

PROVISION FOR LOAN LOSSES ..............................................           705,522             949,302             674,830
                                                                               -----------         -----------         -----------

        Net interest income after provision for  loan losses ...........         9,397,068           7,525,150           5,179,873
                                                                               -----------         -----------         -----------

NONINTEREST INCOME
     Service charges, fees, and commissions ............................           693,755             454,579             357,714
     Loan brokerage fees ...............................................           240,248             454,344             302,342
     Mortgage banking loan fees ........................................           127,859             233,305             136,342
     Other .............................................................           127,385             112,058              64,021
                                                                               -----------         -----------         -----------

                                                                                 1,189,247           1,254,286             860,419
                                                                               -----------         -----------         -----------
NONINTEREST EXPENSES
     Salaries and employee benefits ....................................         3,564,689           3,190,603           2,391,337
     Occupancy and equipment ...........................................           823,475             635,843             479,388
     Legal expenses ....................................................           172,056             263,765              83,200
     Data processing ...................................................           201,843             329,269             163,272
     Other outside services ............................................           128,497             262,986              68,386
     Other .............................................................         1,039,700             866,703             640,683
                                                                               -----------         -----------         -----------

        Total other operating expenses .................................         5,930,260           5,549,169           3,826,266

        Income before income taxes .....................................         4,656,055           3,230,267           2,214,026

CURRENT INCOME TAX EXPENSE .............................................         1,700,000           1,386,000           1,003,262

DEFERRED INCOME TAX BENEFIT ............................................           (44,000)           (260,000)           (208,000)
                                                                               -----------         -----------         -----------

        Net income .....................................................        $3,000,055         $ 2,104,267         $ 1,418,764
                                                                                ==========         ===========         ===========

EARNINGS PER COMMON SHARE ..............................................             $1.87         $      1.52         $      1.03
                                                                                ==========         ===========         ===========

DILUTED EARNINGS PER COMMON SHARE ......................................             $1.76         $      1.46         $       .99
                                                                                ==========         ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2004, 2003, and 2002


                                                                Common                                  Accumulated
                                                                stock                                      other           Total
                                                              in number      Paid-in       Retained    comprehensive   stockholders'
                                                              of shares      capital       earnings    income (loss)       equity
                                                              ---------      -------       --------    -------------       ------

Balance, December 31, 2001 .............................        917,780    $11,096,989    $ 1,701,776       $110,188     $12,908,953

    Exercised stock options ............................          3,000         48,000              -              -          48,000
    Comprehensive income:
       Net income ......................................              -              -      1,418,764              -
       Net change in unrealized gain on
         securities available for sale net of ..........              -              -              -        (25,986)
         tax of $16,614
       Comprehensive income ............................              -              -              -              -       1,392,778
                                                              ---------    -----------    -----------       --------     -----------

Balance, December 31, 2002 .............................        920,780     11,144,989      3,120,540         84,202      14,349,731
                                                              ---------    -----------    -----------       --------     -----------

    Exercised stock options ............................            600          7,500              -              -           7,500
    Comprehensive income:
       Net income ......................................              -              -      2,104,267              -
       Net change in unrealized gain on
         securities available for sale net of tax
         benefit of $32,098 ............................              -              -              -        (52,370)
       Comprehensive income ............................              -              -              -              -       2,051,897
       Three-for-two common stock
          split ........................................        460,660              -              -              -               -
                                                              ---------    -----------    -----------       --------     -----------

Balance, December 31, 2003 .............................      1,382,040     11,152,489      5,224,807         31,832      16,409,128
                                                              ---------    -----------    -----------       --------     -----------

    Exercised stock options ............................            450          3,300              -              -           3,300

    Issuance of Common Stock (300,000 shares @
      $25 per share) net of expense of $17,933 .........        300,000      7,482,067              -              -       7,482,067

    Comprehensive income:
       Net income ......................................                                    3,000,055
       Net change in unrealized gain on
         securities available for sale net of tax
         benefit of $31,070 ............................              -              -              -        (50,693)              -
       Comprehensive income ............................              -              -              -                      2,949,362
                                                              ---------    -----------    -----------       --------     -----------

Balance, December 31, 2004 .............................      1,682,490    $18,637,856    $ 8,224,862       $(18,861)    $26,843,857
                                                              =========    ===========    ===========       ========     ===========












The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                      2004               2003                2002
                                                                                      ----               ----                ----
OPERATING ACTIVITIES
     Net income ...........................................................      $  3,000,055       $  2,104,267       $  1,418,764
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization .....................................           432,071            243,468            189,003
        Provision for loan losses .........................................           705,522            949,302            674,830
        Gain on disposal of premises and equipment ........................                 -             (6,453)                 -
        (Gain) loss on sale of other real estate owned ....................                 -             (3,549)             2,851
        (Gain) loss on sale of loans ......................................           (78,783)                 -                  -
        Increase in cash surrender value of life insurance ................           (30,344)           (37,090)           (41,110)
        Deferred tax provision ............................................           (44,000)          (260,000)          (208,000)
        Decrease (increase) in interest receivable ........................          (177,899)          (195,401)          (150,497)
        Decrease (increase) in other assets ...............................          (829,848)           204,610           (495,309)
        Increase in accrued expenses and other
           Liabilities ....................................................            38,559            331,106            806,024
                                                                                 ------------       ------------       ------------

           Net cash provided by operating activities ......................         3,015,333          3,330,260          2,196,556
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
     Origination of loans, net of principal collected .....................       (28,199,269)       (67,880,945)       (33,812,549)
     Proceeds from matured/called securities available-for-sale ...........         5,000,000         10,998,714         11,000,000
     Proceeds from matured/called securities held-for-investment ..........                 -            518,503                  -
     Proceeds from sale of securities available-for-sale ..................         1,000,000                  -                  -
     Purchase of securities available-for-sale ............................       (14,001,975)        (6,600,000)       (16,998,552)
     Purchase of securities held-for-investment ...........................                 -         (2,023,848)        (1,017,363)
     Proceeds from MBS principal paydowns .................................           510,545                  -                  -
     Proceeds from sale of other real estate owned ........................                 -            337,457            147,149
     Proceeds from disposal of premises and equipment .....................                 -             20,487                  -
     Purchases of premises and equipment ..................................          (246,905)        (2,880,721)          (145,446)
     Investment in trust ..................................................          (155,000)                 -                  -
                                                                                 ------------       ------------       ------------

           Netcashusedforinvestingactivities ..............................       (36,092,604)       (67,510,353)       (40,826,761)
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
     Increase in deposits, net ............................................        32,418,888         59,758,242         38,414,871
     Proceeds from exercise of stock options ..............................             3,300              7,500             48,000
     Net (decrease) increase in retail repurchase agreements ..............        (1,388,676)         2,859,176         (2,393,657)
     Net (decrease) increase in other borrowings ..........................           181,103           (219,138)           414,024
     Proceeds of advances from FHLB .......................................        16,200,000          6,000,000                  -
     Repayment of advances from FHLB ......................................       (18,200,000)        (4,000,000)                 -
     Proceeds from issuance of subordinated debt ..........................         5,155,000                  -                  -
     Proceeds from stock issuance .........................................         7,482,067                  -                  -
                                                                                 ------------       ------------       ------------

           Net cash provided by financing activities ......................        41,851,682         64,405,780         36,483,238
                                                                                 ------------       ------------       ------------

           Net increase (decrease) in cash and cash equivalents ...........         8,774,411            225,687         (2,146,967)

CASH AND CASH EQUIVALENTS, BEGINNING
     OF YEAR ..............................................................         4,517,767          4,292,080          6,439,047
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $ 13,292,178       $  4,517,767       $  4,292,080
                                                                                 ============       ============       ============

CASH PAID FOR
     Interest .............................................................      $  5,208,699       $  4,347,578       $  4,626,160
                                                                                 ============       ============       ============

     Income taxes .........................................................      $  1,524,449       $  1,132,904       $  1,063,007
                                                                                 ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On April 1, 2004, the Company completed a secondary stock offering and sold 300,000 shares of stock at $25 per share, with net proceeds totaling $7,482,067.


NOTE 2- SUMMARY OF SIGNFICANT ACCOUNTING POLICIES AND ACTIVITIES

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

          There were no investments classified as trading securities at December 31, 2004 and 2003.

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


                                                                     (Continued)

  (f) Premises and equipment

         Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives which includes the remaining lease term and probable renewal periods. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expense as incurred.

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

     (k)  Stock Options

         Financial Accounting Standards Board (FASB) Statement No 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002 and are included in these financial statements.

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
                                                                     (Continued)

                                                                                2004                   2003                  2002
                                                                                ----                   ----                  ----
Net income - as reported .........................................            $3,000,055            $2,104,267            $1,418,764
Net income - pro forma ...........................................             2,829,657             1,953,093             1,289,861
Earnings per common share - as reported ..........................                  1.87                  1.52                  1.03
Earnings per common share - pro forma ............................                  1.76                  1.41                  0.93
Diluted earnings per common share - as reported ..................                  1.76                  1.46                  0.99
Diluted earnings per common share - pro forma ....................                  1.66                  1.35                  0.90


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

Deposits and borrowings. The fair value of fixed rate time deposits, borrowed funds and subordinated debt is estimated by discounting the future cash flows using the current rates at which similar deposits and borrowings would be accepted for the same remaining maturities.

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



                                                                     (Continued)

   (m) Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations. Subsequent to December 31, 2003, the Company formed a wholly-owned Delaware statutory business trust, FSBS Capital Trust I (the "Trust"), which issued $5,000,000 of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures. In accordance with the provisions of this Interpretation, the Company has not consolidated its interest in FSBS Capital Trust.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.





                                                                     (Continued)

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan commitments," to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company's financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

 (n)  Operating Segments

The Company has determined that, using the definitions contained in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, all of its activities constitute only one reportable operating segment.

  (o) Financial statement reclassification

Certain of the prior year amounts have been reclassified to conform to current year presentation; such reclassifications are immaterial to the financial statements.


NOTE 3 - SECURITIES

Available-for-sale

A summary of the amortized cost and estimated fair value of securities available-for-sale follows:

                                                                                                   2004
                                                                                                   ----
                                                                    Amortized               Gross unrealized             Estimated
                                                                      cost              gains             losses         fair value
                                                                      ----              -----             ------         ----------

U.S. Government agency obligations .........................       $16,498,891       $         -       $    18,311       $16,480,580
State and local obligations ................................           123,153             4,239                 -           127,392
Mortgage backed securities .................................           960,618                 -            16,350           944,268
Restricted FHLB stock ......................................           954,200                 -                 -           954,200
                                                                   -----------       -----------       -----------       -----------

        Total securities - available-for-sale ..............       $18,536,862       $    4,239        $   34,661        $18,506,440
                                                                   ===========       ===========       ===========       ===========
                                                                                                   2003
                                                                                                   ----
                                                                    Amortized               Gross unrealized             Estimated
                                                                      cost              gains             losses         fair value
                                                                      ----              -----             ------         ----------

U.S. Government agency obligations .........................       $ 9,497,730       $    68,805       $    22,190       $ 9,544,345
State and local obligations ................................           123,093             4,726                 -           127,819
Restricted FHLB stock ......................................           700,000                 -                 -           700,000
                                                                   -----------       -----------       -----------       -----------

        Total securities - available-for-sale ..............       $10,320,823           $73,531       $    22,190       $10,372,164
                                                                   ===========       ===========       ===========       ===========

There was one sale of a security available-for-sale in 2004 in the amount of 1,000,000 and none in 2003.
                                                                     (Continued)

 The Company has nine securities in an unrealized loss position at December 31, 2004. The eight securities, with a fair value of $9,418,868 and an unrealized loss of $40,641 at December 31, 2004, have been in a continuous unrealized loss position for less than twelve months. The other security, with a fair value of $974,380 and an unrealized loss of $25,620 at December 31, 2004, has been in a continuous unrealized loss position for more than 12 months. The Company had only one security in an unrealized loss position at December 31, 2003 with a fair value of $977,810 and an unrealized loss of $22,910 at December 31, 2003. This security had been in a continuous unrealized loss position for less than 12 months. These securities are not considered to be other than temporarily impaired due to management's intent to hold these securities until maturity.


Held-for-investment

A summary of the carrying value and estimated fair market value of securities held-for- investment follows:

                                                                                                    2004
                                                                                                    ----
                                                                       Amortized               Gross unrealized          Estimated
                                                                         cost              gains          losses         fair value
                                                                         ----              -----          ------         ----------

U.S. Government agency obligations .............................       $1,004,235       $        -       $    1,105       $1,003,130
Trust Preferred securities .....................................          479,274          133,404                -          612,678
Mortgage backed securities .....................................        1,499,938           38,623                -        1,538,561
State and local obligations ....................................          375,000            9,701                -          384,701
                                                                       ----------       ----------       ----------       ----------

        Total securities - held-for-investment .................       $3,358,447       $  181,728       $    1,105       $3,539,070
                                                                       ==========       ==========       ==========       ==========


                                                                                                    2003
                                                                                                    ----
                                                                       Amortized             Gross unrealized           Estimated
                                                                          cost              gains         losses        fair value
                                                                          ----              -----         ------        ----------

U.S. Government agency obligations .............................       $1,010,927         $   12,823     $    -         $1,023,750
Trust Preferred securities .....................................          477,862            127,592          -            605,454
Mortgage backed securities .....................................        2,010,139              7,496          -          2,017,635
State and local obligations ....................................          375,000             11,592          -            386,592
                                                                       ----------         ----------     ------         ----------

        Total securities-held-for-investment ...................       $3,873,928         $  159,503     $    -         $4,033,431
                                                                       ==========         ==========     ======         ==========

The    scheduled    maturities    of    securities    held-for-investment    and
available-for-sale at December 31, 2004 were as follows:

                                                               Available-for-sale                         Held-for-investment
                                                               ------------------                         -------------------
                                                        Amortized             Estimated             Amortized             Estimated
                                                           cost               fair value              Cost                fair value
                                                           ----               ----------              ----                ----------

Due in one year or less ....................           $ 1,498,891           $ 1,494,410           $ 1,004,235           $ 1,003,130
Due from one to five years .................            13,000,000            12,985,170                     -                     -
Due from five to ten years .................             1,000,000             1,001,250                     -                     -
Due after ten years ........................             1,123,153             1,127,142               854,274               997,379
Mortgage backed securities .................               960,618               944,268             1,499,938             1,538,561
Equity securities ..........................               954,200               954,200                     -                     -
                                                       -----------           -----------           -----------           -----------
                                                       $18,536,862           $18,506,440           $ 3,358,447           $ 3,539,070
                                                       ===========           ===========           ===========           ===========

At December 31, 2004, securities with a carrying value of approximately $11,465,545 were pledged to secure retail repurchase agreements and Treasury, tax and loan deposits.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

          Loans at December 31, 2004 and 2003 are summarized as follows:

                                                           December 31,
                                                           ------------
                                                       2004             2003
                                                       ----             ----

Construction and land development ............   $  17,223,132    $  14,345,975
1-4 Family residential properties ............      70,445,101       55,948,902
Multifamily residential properties ...........       1,648,521        1,274,998
Non-farm nonresidential properties ...........     117,031,288      101,938,822
Other real estate loans ......................       1,200,855        1,650,997
Commercial and industrial, non-real estate ...      46,728,921       51,523,910
Consumer .....................................         470,787          554,999
                                                 -------------    -------------
Total loans ..................................     254,748,605      227,238,603
Less allowance for loan losses ...............      (2,900,000)      (2,600,000)
Net deferred loan fees .......................        (693,434)        (469,164)
                                                 -------------    -------------
                                                 $ 251,155,171    $ 224,169,439
                                                 =============    =============

The activity in the allowance for loan losses for 2004, 2003, and 2002 is summarized as follows:

                                          2004          2003            2002
                                          ----          ----            ----
Balance, beginning of year ........   $ 2,600,000    $ 1,750,000    $ 1,450,000
Provision charged at operations ...       705,522        949,302        674,830
Loan  charge-offs .................      (421,448)    (1,808,203)      (392,450)
Loan recoveries ...................        15,926      1,708,901         17,620
                                      -----------    -----------    -----------
Balance, end of year ..............   $ 2,900,000    $ 2,600,000    $ 1,750,000
                                      ===========    ===========    ===========

At December 31, 2004 and 2003, nonaccrual loans amounted to $350,167 and $295,039, respectively. The Company evaluates impairment of commercial loans on an individual loan basis. As of December 31, 2004 and 2003 loans individually evaluated and considered impaired under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan were immaterial.

At December 31, 2004, the Company had loans outstanding to officers, directors, and their related interests of $4,045,317. During 2004, directors, officers, and their related interests borrowed $2,325,398 and repaid $1,730,554. At December 31, 2003, the Company had loans outstanding to officers, directors, and their related interests of $3,450,473. During 2003, directors, officers, and their related interests borrowed $2,835,278 and repaid $5,823,220.

In the normal course of business there are outstanding commitments for the extension of credit, which are not reflected in the financial statements. At December 31, 2004 and 2003, pre-approved but unused lines of credit for loans totaled approximately $36,240,245 and $38,169,647, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $2,816,000 and $2,539,000 at December 31, 2004 and 2003, respectively. The
Company also had $1,921,000 in outstanding variable rate commercial loan commitments at December 31, 2004. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations. The fair value of these standby letters of credit is based on fees currently charged for similar instruments and is immaterial to the financial statements taken as a whole.


                                                                     (Continued)

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

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

                                                            December 31,
                                                            ------------
                                                      2004               2003
                                                      ----               ----

Land .....................................       $   431,412        $   431,412
Buildings ................................         4,718,620          4,715,267
Leasehold improvements ...................            93,590             93,590
Furniture and equipment ..................         1,682,443          1,439,200
                                                 -----------        -----------

                                                   6,926,065          6,679,469
Less accumulated depreciation ............        (1,592,246)        (1,223,578)
                                                 -----------        -----------

                                                 $ 5,333,819        $ 5,455,891
                                                 ===========        ===========

Depreciation expense for the years ended 2004, 2003, and 2002 was $368,667, $243,468 and $189,003, respectively.

NOTE 6 - DEPOSITS

           A summary of deposit accounts at December 31, 2004 and 2003 follows:

                                                           December 31,
                                                           ------------
                                                    2004                 2003
                                                    ----                 ----
Demand
    Non-interest bearing ...............        $ 18,632,817        $ 19,028,127
    Interest bearing ...................          32,297,557          36,531,572
Savings ................................          53,781,116          43,531,916
Time, $100,000 and over ................          39,992,374          32,784,468
Other Time .............................         103,171,213          83,580,106
                                                ------------        ------------
                                                $247,875,077        $215,456,189
                                                ============        ============

At December 31, 2004, the scheduled maturities of time deposits are as follows:

                 2005                                       $ 79,300,002
                 2006                                         61,945,991
                 2007                                          1,719,594
                 2008                                            198,000
                 2009 and thereafter                                   -
                                                            -------------
                                                            $143,163,587
                                                            =============

Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,180,733 and $4,913,801 at December 31, 2004 and 2003, respectively.

NOTE 7 - OTHER BORROWED FUNDS

At December 31, 2004 and 2003, the Bank had two $5,000,000 fixed-rate advances outstanding from the FHLB that are collateralized by a lien on qualifying first mortgage and commercial loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The borrowings carried interest rates of 4.6 percent and 4.3 percent and mature in March, 2011 and February 2011. Both of the $5,000,000 advances are callable until maturity. At December 31, 2003 the Bank also had a $2,000,000 variable-rate advance from the FHLB collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. The borrowing carried an interest rate of 1.15 percent and matured in January 2004. The unused portion of the line of credit with the FHLB was approximately $21,887,000 at December 31, 2004.

Treasury, tax and loan accounts with balances of $416,656 and $235,553 at December 31, 2004 and 2003, respectively are also included in other borrowed funds. These borrowings bear interest at the federal funds rate less 25 basis points.

At December 31, 2004, the Bank had $12,000,000 of unused lines of credit to purchase federal funds from banks.


NOTE 8 - SUBORDINATED DEBT

In January 2004, the Company formed a wholly-owned Delaware statutory business trust, FSBS Capital Trust I (the "Trust"), which issued $5,000,000 of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier I capital. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase from the Company
$5,155,000 of junior subordinated debentures of the Company which carry a variable interest rate of 3 Month LIBOR plus 2.8 percent per annum. The junior subordinated debentures represent the sole asset of the Trust.

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

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in January 2034 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, at any time, however if they are redeemed before the fifth anniversary, the cost would be 105 percent of the par value of the securities. The debentures may be redeemed after the fifth anniversary at par.


NOTE 9 - REGULATORY CAPITAL REQUIREMENTS

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



                                                                     (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the tables below.

The Company

                                                                                                         To be well capitalized
                                                                                        For capital      under prompt corrective
                                                                  Actual             adequacy purposes      action provisions
                                                                  ------             -----------------      -----------------
                                                            Amount      Ratio       Amount      Ratio      Amount         Ratio
                                                            ------      -----       ------      -----      ------         -----
As of December 31, 2004
    Total Capital (to risk weighted assets) ..........   $34,525,000    13.92%    $19,840,000    >8.0%    $24,800,000    >10.0%
    Tier 1 Capital (to risk weighted assets) .........    31,625,000    12.75%      9,920,000    >4.0%     14,880,000    >6.0%
    Tier 1 Capital (to average assets) ...............    31,625,000    10.68%     11,839,000    >4.0%     14,800,000    >5.0%


As of December 31, 2003
    Total Capital (to risk weighted assets) ..........   $18,921,000     8.49%    $17,819,000    >8.0%    $22,274,000    >10.0%
    Tier 1 Capital (to risk weighted assets) .........    16,321,000     7.33%      8,910,000    >4.0%     13,365,000    >6.0%
    Tier 1 Capital (to average assets) ...............    16,321,000     6.47%     10,088,000    >4.0%     12,610,000    >5.0%



The Bank

                                                                                                         To be well capitalized
                                                                                        For capital      under prompt corrective
                                                                  Actual             adequacy purposes      action provisions
                                                                  ------             -----------------      -----------------
                                                            Amount      Ratio       Amount      Ratio      Amount         Ratio
                                                            ------      -----       ------      -----      ------         -----
As of December 31, 2004
    Total Capital (to risk weighted assets) ..........   $34,140,000    13.77%    $19,840,000     >8.0%    $24,800,000    >10.0%
    Tier 1 Capital (to risk weighted assets) .........    26,340,000    10.62%      9,920,000     >4.0%     14,880,000     >6.0%
    Tier 1 Capital (to average assets) ...............    26,340,000     8.90%     11,839,000     >4.0%     14,800,000     >5.0%

As of December 31, 2003
    Total Capital (to risk weighted assets) ..........   $18,921,000     8.49%    $17,819,000     >8.0%     $22,274,000   >10.0%
    Tier 1 Capital (to risk weighted assets) .........    16,321,000     7.33%      8,910,000     >4.0%      13,365,000    >6.0%
    Tier 1 Capital (to average assets) ...............    16,321,000     6.47%     10,088,000     >4.0%      12,610,000    >5.0%


NOTE 10 - INCOME TAXES

The provision for income taxes is summarized below:

                                          2004           2003           2002
                                          ----           ----           ----
Currently payable
     Federal ......................    $1,556,000     $1,284,325     $  945,312
     State ........................       144,000        101,675         57,950
                                       ----------     ----------     ----------
                                        1,700,000      1,386,000      1,003,262
Deferred
     Federal ......................      (122,928)      (240,927)      (195,986)
     State ........................        78,928        (19,073)       (12,014)
                                       ----------     ----------     ----------
                                          (44,000)      (260,000)      (208,000)
                                       ----------     ----------     ----------
           Total income taxes .....    $1,656,000     $1,126,000     $  795,262
                                       ==========     ==========     ==========

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                          2004    2003     2002
                                                          ----    ----     ----

Statutory rates .....................................    34.0%    34.0%    34.0%
     Increase (decrease) resulting from:
       State taxes, net of federal benefit ..........     2.0      2.1      2.0
       Effect of tax exempt interest and dividends ..    (0.6)    (0.5)    (0.6)
       Life insurance ...............................    (0.7)    (0.7)    (1.5)
       Other, net ...................................     0.9      0.0      2.0
                                                         ----     ----     ----
                                                         35.6%    34.9%    35.9%

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                             December 31,
                                                             ------------
                                                       2004              2003
                                                       ----              ----

Deferred tax assets
     Allowance for loan losses .............      $   902,000       $   825,000
     Available-for-sale securities .........           12,000                 -
     Other .................................           51,000           267,000
                                                  -----------       -----------

         Gross deferred tax assets .........          965,000         1,092,000
     Less valuation allowance ..............                -                 -
                                                  -----------       -----------

         Net deferred tax assets ...........          965,000         1,092,000

Deferred tax liabilities
     Depreciation ..........................         (158,000)         (137,000)
   . Loan Origination Fees .................         (230,000)                -
     Other .................................          (23,000)                -
     Available-for-sale securities .........                -           (10,000)
                                                  -----------       -----------
      Gross deferred liabilities ...........         (411,000)         (147,000)
                                                  -----------       -----------
         Net ...............................      $   554,000       $   945,000
                                                  ===========       ===========

The change in the valuation allowance was $-0- for the year ending December 31, 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCY

The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2004, are as follows:

                 2005                                    $158,916
                 2006                                     112,701
                 2007                                      88,809
                 2008                                      90,262
                 2009                                      92,841
                 2010 and thereafter                      189,507
                                                         --------

                                                         $733,036
                                                         ========

Total lease expense was $177,672, $171,176 and $134,755 for 2004, 2003 and 2002,
respectively.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the disposition of these claims will not have a material adverse impact on the financial position or results of operations of the Company.


NOTE 12 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

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

In 2003, the Bank's regulators required the Bank's Board of Directors to sign a memorandum of understanding in connection with the Bank's deferred presentment lending program which was in the process of being terminated. The memorandum of understanding restricted the payment of dividends without prior regulatory approval, among other things. It was terminated in January 2004.


NOTE 13 - EMPLOYEE BENEFIT PLANS

401(k) plan
All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6 percent of compensation, the Company makes a 100 percent matching contribution. Expense related to this plan was $117,509, $93,770 and $81,937 in 2004, 2003 and 2002, respectively.

Salary continuation plan

During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $141,422 and $114,050 at December 31, 2004 and 2003, respectively.

NOTE 14 - STOCK OPTIONS

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

The following is a summary of stock option activity and related information for the years ended December 31, 2004, 2003 and 2002:

                                                            2004                       2003                        2002
                                                            ----                       ----                        ----
                                                                   Weighted                    Weighted                    Weighted
                                                                   Average                     Average                      Average
                                                                   Exercise                    Exercise                    Exercise
                                                     Options        Price      Options          Price       Options          Price
                                                     -------        -----      -------          -----       -------          -----
Outstanding - Beginning of
   Period ...................................        177,633         12.68     157,890           $11.61     141,173           $10.41
   Granted ..................................          8,295         34.55      20,654            20,65      21,218            19.37
   Exercised ................................           (450)         7.33        (911)            8.33      (4,500)           10.67
                                                     -------        ------     -------           ------     -------           ------
Outstanding - end of period .................        185,478        $13.67     177,633           $12.68     157,891           $11.61
                                                     =======        ======     =======           ======     =======           ======
Exercisable - end of period .................        140,859        $11.25     118,001           $10.41      96,048           $ 9.64
                                                     =======        ======     =======           ======     =======           ======
Weighted average fair value
         of options granted .................                       $22.71                       $13.41                       $12.65
                                                                    ======                       ======                       ======

Exercise prices for options outstanding as of December 31, 2004 and 2003 ranged from $7.33 to $35.00. The weighted average remaining contractual life of those options is approximately 5.8 years at December 31, 2004 and 6.5 years at December 31, 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002; dividend yield of 0.00 percent, expected volatility of 50 percent in 2004, 2003 and 2002, risk-free interest rates of 4.24 percent in 2004, 3.77 percent in 2003, and 4.00 percent in 2002, and expected lives of 10 years for the options.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are as follows:

                                                                                2004                               2003
                                                                                ----                               ----
                                                                   Carrying            Estimated         Carrying          Estimated
                                                                     Amount           Fair Value          Amount          Fair Value
                                                                     ------           ----------          ------          ----------
                                                                           (in thousands)                     (in thousands)
Financial assets
Cash and cash equivalents ..............................           $ 13,292           $ 13,292          $   4,518           $  4,518
Securities
      Available-for-sale ...............................             18,506             18,506             10,372             10,372
      Held-for-investment ..............................              3,358              3,539              3,874              4,033
Loans ..................................................            251,155            251,116            224,169            231,008

Financial liabilities
      Deposits .........................................            247,875            248,020            215,456            216,247
      Retail repurchase agreements .....................              4,700              4,700              6,089              6,089
      Other borrowed funds .............................             10,417             10,488             12,235             15,089

                                                                     (Continued)

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


NOTE 16 - EARNINGS PER COMMON SHARE (EPS)

The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows:

                                                                                   Income                 Shares          Per share
December 31, 2004                                                                (numerator)           (denominator)        Amount
                                                                                 -----------           -------------        ------
Earnings per common share:
   Income available to common stockholders ...........................            $3,000,055             1,607,525           $1.87
   Dilutive effect of stock options ..................................                     -                98,047           (0.11)
                                                                                  ----------            ----------           -----
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $3,000,055             1,705,572           $1.76
                                                                                  ==========             =========           =====

Options to purchase 100 shares of common stock at $30.50 per share, options to purchase 400 shares of common stock at $29.75 per share, 100 shares at $29.50 and 7,595 shares at $35.00 were not included in the computation of diluted earnings per share for 2004 because the options' exercise price was greater than the average market price of the common shares.

December 31, 2003                                                                 (numerator)           (denominator)        Amount
                                                                                 -----------           -------------        ------
Earnings per common share:
   Income available to common stockholders ...........................            $2,104,267             1,381,722            $1.52
   Dilutive effect of stock options ..................................                     -                62,844            (0.06)
                                                                                  ----------            ----------            -----
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $2,104,267             1,444,566            $1.46
                                                                                  ==========            ==========            =====


Options to purchase 14,204 shares of common stock at $21.00 per share and options to purchase 450 shares of common stock at $20.33 per share were not included in the computation of diluted earnings per share for 2003 because the options' exercise price was greater than the average market price of the common shares.

December 31, 2002                                                                (numerator)           (denominator)        Amount
                                                                                 -----------           -------------        ------
Earnings per common share:
   Income available to common stockholders ...........................            $1,418,764             1,380,863            $1.03
   Dilutive effect of stock options ..................................                     -                45,525            (0.04)
                                                                                  ----------            ----------            -----
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $1,418,764             1,426,388            $0.99
                                                                                  ==========            ==========            =====


                                                                     (Continued)

Options to purchase 3,750 shares of common stock at $17.33 per share and options to purchase 150 shares of common stock at $18.11 per share and options to purchase 16,718 shares of common stock at $20.00 were not included in the computation of diluted earnings per share for 2002 because the options' exercise price was greater than the average market price of the common shares.


NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to First South Bancorp, Inc. is as follows:

Balance Sheets

                                                                                     2004                 2003                2002
                                                                                     ----                 ----                ----
Assets
   Cash ................................................................         $   540,866         $    55,500         $    48,000
   Investment in Trust .................................................             155,000                   -                   -
   Investment in common stock of First South Bank ......................          26,321,326          16,353,628          14,301,731
   Due from Bank .......................................................           4,900,000                   -                   -
   Debt Issuance Costs .................................................              81,665                   -                   -
                                                                                 -----------         -----------         -----------
         Total assets ..................................................         $31,998,857         $16,409,128         $14,349,731
                                                                                 ===========         ===========         ===========

Liabilities
   Subordinated Debt ...................................................          $5,155,000         $         -         $         -
                                                                                 -----------         -----------         -----------

Stockholders' equity ...................................................          26,843,857          16,409,128          14,349,731
                                                                                 -----------         -----------         -----------

             Total Liabilities and Stockholders Equity .................         $31,998,857         $16,409,128         $14,349,731
                                                                                 ===========         ===========         ===========


Statements of operations

                                                                                               For the years ended
                                                                                               -------------------
                                                                                  2004                 2003                   2002
                                                                                  ----                 ----                   ----

   Operating income ................................................          $   201,211           $         -          $         -
Expense
   Other expense ...................................................              219,544                     -                    -
                                                                              -----------           -----------          -----------
Loss before equity in undistributed net income
   of First South Bank .............................................              (18,333)                    -                    -
Equity in undistributed net income of First
   South Bank ......................................................            3,018,388             2,104,267            1,418,764
                                                                              -----------           -----------          -----------

         Net income ................................................          $ 3,000,055           $ 2,104,267          $ 1,418,764
                                                                              ===========           ===========          ===========








                                                                     (Continued)

Statements of cash flows

                                                                                             For the years ended
                                                                                             -------------------
                                                                                2004                   2003                  2002
                                                                                ----                   ----                  ----
Operating activities
  Net income .....................................................          $ 3,000,055           $ 2,104,267           $ 1,418,764
  Equity in undistributed income of
    First South Bank .............................................           (3,018,388)           (2,104,267)           (1,418,764)
  Net change in other assets .....................................              (81,668)                    -                     -
                                                                            -----------           -----------           -----------
      Net cash used in operating activities ......................             (100,001)                    -                     -
                                                                            -----------           -----------           -----------
Investing activities
  Investment in Trust ............................................             (155,000)                    -                     -
  Advances  to subsidiaries ......................................           (4,900,000)                    -                     -
                                                                            -----------           -----------           -----------
      Net cash used in investing activities ......................           (5,055,000)                    -                     -
                                                                            -----------           -----------           -----------

Financing activities
   Contributed capital to bank subsidiary ........................           (7,000,000)                    -                     -
   Proceeds from stock option exercise ...........................                3,300                 7,500                48,000
   Proceeds from issuance of subordinated debt ...................            5,155,000                     -                     -
   Proceeds from issuance of common stock ........................            7,482,067                     -                     -
                                                                            -----------           -----------           -----------
      Net cash provided by financing activities ..................            5,640,367                 7,500                48,000
                                                                            -----------           -----------           -----------

      Net increase in cash and cash equivalents ..................              485,366                 7,500                48,000

Cash and cash equivalents, beginning of year .....................               55,500                48,000                     -
                                                                            -----------           -----------           -----------

Cash and cash equivalents, end of year ...........................          $   540,866           $    55,500           $    48,000
                                                                            ===========           ===========           ===========

NOTE 18 - NONCASH TRANSACTIONS

The Company foreclosed on assets during the year ended December 31, 2004 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $520,234.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable

Item 8A. Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308(a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

         No information was required to be disclosed by the Registrant in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                     With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company
- Directors" and "Management of the Company - Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") is incorporated herein by reference.

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

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation," in the 2005 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement is incorporated herein by reference.


                                                         Equity Compensation Plan Information

                                                 (a)                        (b)                      (c)
                                                                                           Number of securities
                                                                                           remaining available
                                                                                           for future issuance
                                                                                           under equity
                                      Number of securities to     Weighted-average         compensation plans
                                      be issued upon exercise     exercise price of        (excluding securities
                                      of outstanding options,     outstanding options,     reflected in column
                                      warrants, and rights        warrants, and rights     (a)
                                      --------------------        --------------------     ---------------------

Plan category

Equity compensation plans
approved by security holders                    185,478                   $13.67                   33,822

Equity compensation plans
not approved by security  holders                     -                        -                        -
                                                -------                   ------                   ------

Total                                           185,478                   $13.67                   33,822



Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits

(a) Description of Exhibits.

Exhibit No.                Description

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2           Form of  Option  Agreements  with  Barry L.  Slider,  dated as of
               December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4           Form of Salary  Continuation  Agreements with Barry L. Slider and
               V. Lewis Shuler dated November 19, 1999 (2)
10.5           Amended  and  Restated   Declaration   of  the  Trust  among  the
               Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank,
               National Association,  Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of January 30, 2004. (4)
10.7           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of January 30, 2004. (4)
10.8            Registrant's Junior Subordinated Debt Security Due 2034. (4)
21             Subsidiaries of Registrant (3)
31.1           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Executive
               Officer
31.2           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Financial
               Officer
32             Section 1350 Certifications
--------------
(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.

Item 14.   Principal Accountant Fees and Services

           The information set forth under the caption "Independent Public Accountants-Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2005 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First South Bancorp, Inc.

March 24, 2005                     By: s/Barry L. Slider
                                      ------------------------------------------
                                         Barry L. Slider
                                         President and Chief Executive Officer


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

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                Title                                              Date
---------                                -----                                              ----

--------------------------               Director                                           March 24, 2005
Richard H. Brooks

s/ Harold E. Fleming, M.D.
-------------------------               Director                                           March 24, 2005
Harold E. Fleming, M.D.


--------------------------               Director                                           March 24, 2005
Joel C. Griffin

s/ Roger A. F. Habisreutinger
--------------------------               Chairman, Director                                 March 24, 2005
Roger A. F. Habisreutinger


--------------------------               Director                                           March 24, 2005
Ashley F. Houser

s/ Herman E. Ratchford
--------------------------               Director                                           March 24, 2005
Herman E. Ratchford


--------------------------               Director                                           March 24, 2005
Chandrakant V. Shanbhag

s/ Barry L. Slider
--------------------------               President, Chief Executive Officer, Director       March 24, 2005
Barry L. Slider

s/ David G. White
--------------------------               Director                                           March 24, 2005
David G. White

                                  Exhibit Index


Exhibit No.                Description

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2           Form of  Option  Agreements  with  Barry L.  Slider,  dated as of
               December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4           Form of Salary  Continuation  Agreements with Barry L. Slider and
               V. Lewis Shuler dated November 19, 1999 (2)
10.5           Amended  and  Restated   Declaration   of  the  Trust  among  the
               Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank,
               National Association,  Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of January 30, 2004. (4)
10.7           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of January 30, 2004. (4)
10.8            Registrant's Junior Subordinated Debt Security Due 2034. (4)
21             Subsidiaries of Registrant (3)
31.1           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Executive
               Officer
31.2           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Financial
               Officer
32             Section 1350 Certifications
--------------
(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.