Form 10QSB
period 2005-03-31
FIRST SOUTH BANCORP INC
filed 2005-05-13
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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



Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} N0 { }


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 1,682,490 shares outstanding on April 11, 2005.

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


         Item 2.  Management's Discussion and
                      Analysis or Plan of Operation ........................6-16

         Item 3.  Controls and Procedures ....................................17


Part II -         OTHER INFORMATION

         Item 6.  Exhibits ...................................................17


SIGNATURES ...................................................................18

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                               (Unaudited)
                                                                                                 March 31,                Dec. 31,
                                                                                                    2005                    2004
                                                                                                    ----                    ----
Assets
Cash & due from banks ..........................................................                $   5,801                 $   4,092
Due from banks - interest bearing ..............................................                   19,000                     9,200
 Investment securities:
    Securities held to maturity ................................................                    2,772                     3,358
    Securities available for sale ..............................................                   18,417                    18,506
Loans ..........................................................................                  260,046                   254,749
      Less, allowance for loan losses ..........................................                   (3,150)                   (2,900)
Loans - net ....................................................................                  256,896                   251,849
Property & equipment, net ......................................................                    5,256                     5,334
Investment in FSBS Capital Trust ...............................................                      155                       155
Other assets ...................................................................                    4,670                     3,936
                                                                                                ---------                 ---------
Total assets ...................................................................                $ 312,967                 $ 296,430
                                                                                                =========                 =========

Liabilities
Deposits:
      Noninterest-bearing ......................................................                $  16,355                 $  18,633
      Interest-bearing .........................................................                  245,339                   229,242
                                                                                                ---------                 ---------
    Total deposits .............................................................                  261,694                   247,875

Securities sold under repurchase agreements ....................................                    5,708                     4,700
Other borrowed funds ...........................................................                   10,000                    10,000
Demand notes issued to the U.S. Treasury .......................................                      278                       417
Subordinated debt ..............................................................                    5,155                     5,155
Other liabilities ..............................................................                    2,510                     1,439
                                                                                                ---------                 ---------
    Total liabilities ..........................................................                  285,345                   269,586

Shareholders' equity
Common stock - no par value; 30,000,000 authorized,
Outstanding 1,682,490
Paid-in capital ................................................................                   18,638                    18,638
Undivided profits ..............................................................                    9,099                     8,225
Accumulated other comprehensive income/(loss) ..................................                     (115)                      (19)
                                                                                                ---------                 ---------
Total shareholders' equity .....................................................                   27,622                    26,844

Total liabilities and shareholders' equity .....................................                $ 312,967                 $ 296,430
                                                                                                =========                 =========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                 (Unaudited)
                                                             Three Months ended,
                                                                  March 31
                                                                  --------
                                                             2005          2004
                                                             ----          ----
                                                          (Dollars in thousands,
                                                           except per share)
Interest income
                Loans, including fees .................   $ 4,390       $ 3,411
                Investment securities .................       202           119
                Interest bearing deposits .............        83             5
                                                          -------       -------

                Total interest income .................     4,675         3,535
Interest expense
                Deposits and borrowings ...............     1,730         1,132

Net interest income ...................................     2,945         2,403
                Provision for loan losses .............      (287)          (13)
                                                          -------       -------
Net interest income after provision ...................     2,658         2,390

Noninterest income
                Service charges on deposit accounts ...        71            93
                Other income ..........................       146           120
                                                          -------       -------
                Total noninterest income ..............       217           213

Noninterest expense
                Salaries and benefits .................       929           828
                Occupancy and equipment ...............       202           215
                Other expense .........................       371           366
                                                          -------       -------
                Total noninterest expense .............     1,502         1,409

Income before income taxes ............................     1,373         1,194
                Provision for income taxes ............       499           432
                                                          -------       -------

Net income ............................................   $   874       $   762
                                                          =======       =======

Basic per share earnings ..............................   $  0.52       $  0.55

Diluted earnings per share ............................   $  0.49       $  0.52

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                          (Dollar amounts in thousands)



                                                                 (Unaudited)
                                                             Three Months ended
                                                                  March 31,
                                                                  ---------
                                                               2005        2004
                                                               ----        ----
Net Income ...........................................       $ 874         $762

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ..........        (155)          23

Income tax (expense) benefit on other
                comprehensive income (loss) ..........          59           (9)
                                                             -----         ----

Total other comprehensive income (loss) ..............         (96)          14
                                                             -----         ----

Comprehensive income .................................       $ 779         $776

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                                                    (Unaudited)
                                                                                                                Three Months ended,
                                                                                                                     March 31,
                                                                                                                2005            2004
                                                                                                                ----            ----

Operating Activities
Net income .....................................................................................         $    874          $    762

Adjustments to reconcile net income to net cash provided by operating activities
              Provision for loan losses ........................................................              287                13
              Depreciation .....................................................................               92                88
              Net Amortization of Securities ...................................................                1                10
              (Increase) in cash surrender value of life insurance .............................               (7)               (8)
              (Increase) in other assets .......................................................              (97)              (95)
              Increase (decrease) in accrued expenses and other liabilities ....................              358                (1)
                                                                                                         --------          --------

Net cash provided by operating activities ......................................................            1,508               769
                                                                                                         --------          --------


Investing Activities
              Purchase of securities available for sale ........................................                -            (1,000)
              Sale/(Purchase) of restricted FHLB stock .........................................              (90)               90
              Proceeds from MBS principal paydowns .............................................              234                56
              Proceeds from called available for sale securities ...............................              383             2,000
              Origination of loans, net of principal collected .................................           (5,297)           (4,839)
              (Purchase) of premises and equipment .............................................              (56)              (53)
              Investments in and advances to subsidiaries ......................................                -              (155)
                                                                                                         --------          --------

Net cash used in investing activities ..........................................................           (4,826)           (3,901)
                                                                                                         --------          --------

Financing Activities
              Net increase in deposits .........................................................           13,819             5,223
              Net increase (decrease) in retail repurchase agreements ..........................            1,008            (2,650)
              Net (decrease) in other borrowings ...............................................                -            (2,072)
              Proceeds from issuance of subordinated debt ......................................                -             5,155
                                                                                                         --------          --------

Net cash provided by financing activities ......................................................           14,827             5,656
                                                                                                         --------          --------

Net increase in cash and cash equivalents ......................................................           11,509             2,524

Cash and cash equivalents, beginning ...........................................................           13,292             4,462
                                                                                                         --------          --------

Cash and cash equivalents, ending ..............................................................         $ 24,801          $  6,986
                                                                                                         ========          ========

                   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated  Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2004, contained in the Corporation's 2004 Annual Report on Form 10-KSB.

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




(Dollar amounts in thousands, except per share            Three          Three
amounts)                                                 Months         Months
                                                          ended          ended
                                                       March 31,      March 31,
                                                          2005           2004
                                                          ----           ----

Net income: As reported ..............................  $   874          $   762

Deduct:  Total stock-based compensation cost
             determined under the fair value method
             net of tax ..............................       38               41
                                                        -------          -------

Pro forma ............................................  $   836          $   721
                                                        =======          =======


Basic earnings per share:
             As reported .............................  $  0.52          $  0.55
             Pro forma ...............................  $  0.50          $  0.52

Diluted earnings per share
            As reported ..............................  $  0.49          $  0.52
            Pro forma ................................  $  0.47          $  0.49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2005 and 2004; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.33% and 3.77%, respectively, and expected lives of 10 years for the options.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Note 3 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,682,490 and 1,382,040, respectively. The Board of Directors approved a three-for-two split of the Company's common stock effected in the form of a stock dividend for shareholders of record on March 5, 2004. Accordingly all share and per share information presented throughout the financial statements has been restated to reflect the effect of the stock split.

         The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004 (Dollars in thousands, except share data):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                           2005          2004
                                                           ----          ----

Net Income ...................................       $      874       $      762

Weighted average outstanding shares ..........        1,682,490        1,382,040

Dilutive effect of stock options .............          109,948           84,553
                                                     ----------       ----------

Weighted average diluted shares ..............        1,792,438        1,466,593

Diluted earnings per share ...................       $     0.49       $     0.52


Note 4 - Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.


In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB
Statement No.123 (revised 2004), "Share-Based Payment". Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein and in the Company's 2004 annual report on Form 10-KSB. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2004.

Net Income
For the first three months of 2005, First South Bancorp, Inc. earned a net profit of approximately $874 thousand, or $ .49 per diluted share, compared to approximately $762 thousand, or $ .52 per diluted share, for the same period in 2004. Earnings per share decreased because of the issuance of 300,000 shares of common stock in the second quarter of 2004. The 15% increase in net income is attributed to several factors including a 23% increase in net interest income from $2.4 million during the first three months in 2004 to $2.9 million during the same period in 2005. The provision for loan losses increased from $13 thousand in the first quarter of 2004 to $287 thousand during the same period in 2005. Noninterest income grew slightly from $213 thousand in 2004 during the first three months of 2004 to $217 thousand during the same period in 2005. Noninterest expense experienced a 7% increase from $1.4 million in the first quarter of 2004 to $1.5 million in the same period in 2005. This increase was primarily attributed to the increase in salaries and benefits from $828 thousand in 2004 to $929 thousand in 2005, which resulted from an increase of 52 full time equivalent employees as of March 31, 2004 to 59 full time equivalent employees as of March 31, 2005.

Profitability
Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first quarter of 2005 was 1.15% and 12.75%, respectively.




Table One
                                            Selected Earnings Ratios
                                           at or for the Quarter Ending
                                                     March 31,
                                                     ---------
                                                 2005        2004
                                                 ----        ----
Return on Average Assets                         1.15%       1.20%

Return on Average Equity                        12.75%      18.02%

Dividend Payout Ratio                              N/A         N/A

Average Stockholders Equity
as a Percentage of Average
Assets                                           8.99%       6.67%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.


Net Interest Income
Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. Net interest income for the first three months of 2005 increased over that of the same period in 2004 by $542 thousand, or 23%. A number of factors combined to produce the change in net interest income.

Total average interest earning assets grew by $48.8 million or 20% during the period from March 31, 2004 to March 31, 2005. This increase in earning assets produced greater interest income, an increase from $3.5 million during the first three months of 2004 to $4.7 million during the same period in 2005, or a 32% increase. The overall yield on average interest earning assets increased by 66 basis points from 5.82% in 2004 to 6.48% in 2005.

Total average interest bearing liabilities increased by 17.5% or $37.9 million from March 31, 2004 to March 31, 2005, which was less than the growth in average earning assets during this same period of 20% or $48.8 million. The cost of funds increased from 2.09% as of March 31, 2004 to 2.75% as of March 31, 2005, a 66 basis point increase, the same amount of basis points as the growth in the yield on average interest earning assets. Because the yield on average earning assets and the cost of interest bearing liabilities increased by exactly the same percentage, the interest rate spread remained unchanged at 3.73% from March 31, 2004 to March 31, 2005. The net yield on earning assets did increase by 35 basis points during this same period primarily due to the larger growth in average earning assets compared to the growth in average interest bearing liabilities.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2005 and 2004.



Table Two                                                     Net Interest Income and Average Balance Analysis
                                                                    for the Three Months Ended March 31,
                                                                               2005 and 2004
                                                                           (Amounts in thousands)

                                                                                        Interest                  Average
                                                         Average Balance             Income/Expense             Yield/Cost
Interest-Earning Assets                                  2005          2004         2005          2004          2005    2004
------------------------                                 ----          ----         ----          ----          ----    ----

Int. Bearing Due from Banks .....................    $ 13,819      $  1,741       $   83        $    5         2.44%   1.15%
Investments .....................................      21,680        13,356          202           119         3.78%   3.57%
Loans ...........................................     257,106       228,730        4,390         3,411         6.92%   5.98%
                                                     --------      --------       ------        ------         -----   -----
Total Interest Earning Assets ...................     292,605       243,827        4,675         3,535         6.48%   5.82%

Noninterest-Earning Assets
Cash & Due From Banks ...........................       5,328         4,172
Allowance for Loan Losses .......................     (3,034)       (2,601)
Investments: Fair Value .........................        (72)            64
Premises & Equipment ............................       5,269         5,393
Investment in unconsolidated subsidiary .........         155           103
Interest Receivable & Other .....................       4,520         3,337
                                                     --------      --------
Total Noninterest-Earning Assets ................      12,166        10,468
                                                     --------      --------

TOTAL ASSETS ....................................    $304,771      $254,295
                                                     ========      ========

Interest-Bearing Liabilities
NOW Accounts ....................................    $ 35,697      $ 34,519       $  201        $  136         2.28%   1.58%
Money Market & Savings ..........................      52,480        45,495          293           186         2.26%   1.64%
Time Deposits & IRAs ............................     146,881       117,943        1,032           655         2.85%   2.23%
Fed Funds Purchased & Repos .....................       4,816         4,557           24             5         2.02%   0.44%
Other borrowed funds ............................      10,000        11,043          111           116         4.50%   4.21%
Subordinated debt ...............................       5,000         3,338           68            34         5.52%   4.09%
Demand Notes Issued to Treasury .................         189           207            1             -         2.15%   0.66%
                                                     --------      --------       ------        ------                 -----
Total Interest-Bearing Liabilities ..............     255,063       217,102        1,730         1,132         2.75%   2.09%

Noninterest-Bearing Liabilities
Demand Deposits .................................      19,945        18,286
Interest Payable ................................         643           553
Other Liabilities ...............................       1,703         1,396
                                                     --------      --------
Total Non Int-Bearing Liabilities ...............      22,291        20,235


Shareholder's Equity ............................      27,417        16,958
                                                     --------      --------

TOTAL LIABILITIES & EQUITY ......................    $304,771      $254,295
                                                     ========      ========

Net Interest Income .............................                                 $2,945        $2,403
                                                                                  ======        ======

  Net Yield on Earning Assets ...................                                                              4.08%   3.91%
  Interest Rate Spread ..........................                                                              3.73%   3.73%

Noninterest Income
Noninterest income for the first three months of 2005 grew slightly from $213 thousand during the first three months in 2004 to $217 thousand in 2005, a 2% increase. Service charges decreased by $22 thousand from $93 thousand during the first quarter of 2004 to $71 thousand during the same period in 2005. This decrease was offset by the increase in commissions and fees from $101 thousand during the first three months in 2004 to $128 thousand during the same period in 2005, a $27 thousand or 27% increase. The decrease in service charges was partially the result of a decrease in NSF fees of $7 thousand from 2004 to 2005. The increase in commissions and fees primarily resulted from an increase in brokerage service commissions of $47 thousand during the first three months of 2004 compared to 2005, which offset the decrease of $24 thousand in loan brokerage fees between the two periods.

Table Three provides a three month 2005 to 2004 comparison of various categories of noninterest income.

Table Three                                 Summary of Total Noninterest Income
                                            for the Three Months Ended March 31
                                                       2005 and 2004
                                                  (Amounts in thousands)

                                               2005                  2004
                                               ----                  ----
Service Charges ...........................    $ 71                  $ 93
Commissions & Fees ........................     128                   101
Other Noninterest Income ..................      18                    19
                                               ----                  ----
Total .....................................    $217                  $213

Noninterest Expense
Noninterest expense for the first three months of 2005 increased by $93 thousand, or 7%, over the first three months of 2004 total of $1.4 million. The increase in salaries and employee benefits was the primary reason for the overall increase in noninterest expense as this particular expense grew from $828 thousand during the first quarter of 2004 to $929 thousand during the same period in 2005, a $101 thousand or 12% increase. This increase resulted primarily from the increase in full time equivalent employees from 52 as of March 31, 2004 to 59 as of March 31, 2005.


Table Four provides a three month 2005 to 2004 comparison of various categories of noninterest expense.

Table Four                                 Summary of Total Noninterest Expense
                                            For the Three Months Ended March 31
                                                       2005 and 2004
                                                  (Amounts in thousands)

                                                 2005                  2004
                                                 ----                  ----

Salaries & Employee Benefits ..............    $  929                $  828
Occupancy & Equipment .....................       202                   215
Other expense .............................       371                   366
                                               ------                ------
Total .....................................    $1,502                $1,409

Income Taxes

Provision for income taxes for the three months ended March 31, 2005 was $499 thousand as compared to $432 thousand in 2004 during the same period, a 16% increase. This increase was due to the overall increase in income before taxes of $179 thousand or 15% during the same period.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2005, a $375,000 investment security was called at a premium of $382,500, a gain of $7,500. No purchases of investment securities were made during this period.


Table Five                                                             Analysis of Investment Securities
                                                                            (Amounts in thousands)


December 31 ,2004                                               Available-for-Sale                     Held-for-Investment
                                                                ------------------                     -------------------
                                                                           Estimated Fair         Amortized         Estimated Fair
                                                        Amortized Cost          Value               Cost                 Value
                                                        --------------          -----               ----                 -----
Due in one year or less ............................       $ 1,499             $ 1,494             $ 1,004             $ 1,003
Due from one to five years .........................        13,000              12,985                   -                   -
Due from five to 10 years ..........................         1,000               1,001                   -                   -
Due after ten years ................................         1,123               1,127                 854                 997
Mortgage backed securities .........................           961                 945               1,500               1,539
                                                           -------             -------             -------             -------
                                                           $17,583             $17,552             $ 3,358             $ 3,539
                                                           =======             =======             =======             =======


March 31, 2005                                                  Available-for-Sale                     Held-for-Investment
                                                                ------------------                     -------------------
                                                                           Estimated Fair         Amortized         Estimated Fair
                                                        Amortized Cost          Value               Cost                 Value
                                                        --------------          -----               ----                 -----
Due in one year or less ............................       $ 3,499             $ 3,476             $ 1,003              $1,001
Due from one to five years .........................        11,000              10,878                   -                   -
Due from five to 10 years ..........................         1,000                 991                   -                   -
Due after ten years ................................         1,123               1,110                 480                 607
Mortgage backed securities .........................           937                 918               1,289               1,303
                                                           -------             -------             -------              ------

                                                           $17,559             $17,373             $ 2,772              $2,911
                                                           =======             =======             =======              ======

Excludes equity securities with no readily determinable market value of $954 thousand on December 31, 2004 and $1,044 thousand on March 31, 2005.

Loan portfolio
From December 31, 2004 to March 31, 2005 total loans grew from $254.7 million to $260.0 million, or 2%. For the twelve month period between March 31, 2004 and March 31, 2005, loans increased by $27.9 million, or 12%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans grew by 4% of the total portfolio from 78% on March 31, 2004 to 82% on March 31, 2005. Commercial and industrial loans decreased by 4% as a percentage of the loan portfolio from 22% on March 31, 2004 to 18% as of March 31 ,2005.

As shown in Table Seven, Variable Rate Loans comprised 92.7% of the total loan portfolio.

On March 31, 2005, there were four loans totaling $594 thousand on nonaccrual status.



Table Six                                                              Analysis of Loans
                                                                       March 31 Balances
                                                                    (Amounts in thousands)


Real Estate:                                                     2005                             2004
                                                                 ----                             ----
   Construction/Land Development ...................   $ 18,394         7.07%           $ 17,054         7.35%
   1-4 Family Residential Properties ...............     66,695        25.65%             57,842        24.92%
   Multifamily Residential Properties ..............      4,081         1.57%                604         0.26%
   Nonfarm Nonresidential Properties ...............    122,502        47.11%            104,055        44.84%
   Other Real Estate Loans .........................      1,185         0.46%              1,350         0.58%
Commercial & Industrial ............................     46,754        17.98%             50,618        21.81%
Consumer ...........................................        435         0.17%                555         0.24%
                                                       --------        ------           --------         -----
Total ..............................................   $260,046        100.0%           $232,078        100.0%
                                                       ========        ======           ========        ======




Table Seven                         Analysis of Loan Maturities and Repricing Frequency
                                                   as of March 31, 2005
                                                  (Amounts in thousands)

                               Within   >3 Months    >1 Year    >3 Years        Over
                             3 Months   12 Months    3 Years     5 Years     5 Years       Total
                             --------   ---------    -------     -------     -------       -----
Variable Rate Loans          $240,714      $    -     $    -      $    -        $  -    $240,714

Fixed Rate Loans             $  3,818      $3,966     $6,414      $4,121        $419    $ 18,738
                             --------      ------     ------      ------        ----    --------

Total Loans                  $244,532      $3,966     $6,414      $4,121        $419    $259,452
                             ========      ======     ======      ======        ====    ========


Excludes loans on non-accrural status of $594 thousand

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. Management also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. The increase of $274,000 in loan loss provision from quarter end March 31, 2004 to quarter end March 31, 2005 was primarily due to the bank's formula for calculating allowance for loan losses based on loan grades. The loan portfolio during the first quarter of 2005 experienced a downgrading pertaining to some outstanding loans in the portfolio. Table Eight provides the results of the year-to-date analysis for the quarters ending March 31, 2005 and 2004, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight                            Analysis of the Allowance for Loan Losses
                                          for the Three Months Ended March 31

                                           2005                        2004
                                           ----                        ----
Balance at Beginning of Year ........  $2,900,000                  $2,600,000
Provision Charged to Operations .....     287,000                      13,000
Loans Charged-Off ...................     (39,000)                    (10,000)
Loan Recoveries .....................       2,000                       2,000
                                       ----------                  ----------
Balance at End Of Period ............  $3,150,000                  $2,605,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2005, the cumulative one-year gap for the Bank was a positive, or asset sensitive, $82.6 million. At March 31, 2005, the cumulative five-year gap for the Bank was a positive $33.5 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2005.

Table Nine                              Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                        Repricing Schedule as of March 31, 2005
                                                                 (Amounts in thousands)

                                                One Year        Over One Year         Over
                                                 or Less        to Five Years       Five Years              Total
                                                 -------        -------------       ----------              -----
Interest Earning Assets

Due From Banks .............................    $ 19,000         $      -          $     -                $ 19,000
Investment Securities* .....................       6,728           11,000            2,603                  20,331
FHLB Stock .................................       1,044                -                -                   1,044
Loans** ....................................     248,498           10,535              419                 259,452
                                                ========         ========          =======                ========

Total ......................................    $275,270         $ 21,535          $ 3,022                $299,827
*Amortized Cost
**Excludes $594 thousand in loans on non-accrural status.

Interest Bearing
Liabilities

NOW Accounts ...............................    $ 41,924         $      -          $     -                $ 41,924
Savings & MMIA .............................      54,267                -                -                  54,267
Time Deposits:$100 & > .....................      23,120           19,844                -                  42,964
Time Deposits: <$100m ......................      62,366           43,818                -                 106,184
Repurchase Agreements ......................       5,708                -                -                   5,708
Other Borrowed Funds .......................       5,278                -           10,000                  15,278
                                                ========         ========          =======                ========

Total ......................................    $192,663         $ 63,662          $10,000                $266,325

Period Gap .................................    $ 82,607         $(42,127)         $(6,978)               $ 33,502

Cumulative Gap .............................    $ 82,607         $ 40,480          $33,502

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ...........      142.9%            33.8%            30.2%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ...........      142.9%           115.8%           112.6%


                                                3 Months        Over 3 Months         Over One
Time Deposits                                     & Less         to 12 Months             Year           Total
                                                  ------         ------------             ----           -----
$100,000 and Greater .......................    $  4,542             $ 18,578         $ 19,844        $ 42,964

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 75% of total assets at March 31, 2005. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to increase its borrowings from that institution. The bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The $10.6 million increase in Tier 1 capital for the Company during the twelve month period between March 31, 2004 and 2005 primarily resulted from a $3.1 million increase in retained earnings and the issuance of 300,000 shares of common stock for $7.5 million during the second quarter of 2004. The difference in total risk based capital of $541 thousand between the Bank and the Holding Company as of March 31, 2005 is due to the Board's intent to keep $541 thousand in capital at the Holding Company level at this time.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At March 31, 2005 the Company and the Bank met all of the requirements to be well capitalized.

The Bank's and Company's March 31, 2005 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:


The Bank
(Dollar Amounts in Thousands)

                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                      For Capital             Prompt Corrective
                                                              Actual               Adequacy Purposes          Action Provisions
                                                              ------               -----------------          -----------------
                                                        Amount       Ratio       Amount       Ratio           Amount         Ratio
                                                        ------       -----       ------       -----           ------         -----
March 31, 2005
                     Total Capital
                     (To Risk Weighted Assets) .....    $35,269,000   13.66%     $20,648,400   >8.0%        $25,810,500    >10.0%
                     Tier I Capital
                     (To Risk Weighted Assets) .....    $27,219,000   10.55%     $10,324,200   >4.0%        $15,486,300     >6.0%
                     Tier I Capital
                     (To Average Assets) ...........    $27,219,000    8.94%     $12,184,280   >4.0%        $15,230,350     >5.0%




The Holding Company
(Dollar Amounts in Thousands)
                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                      For Capital             Prompt Corrective
                                                              Actual               Adequacy Purposes          Action Provisions
                                                              ------               -----------------          -----------------
                                                        Amount       Ratio       Amount       Ratio           Amount         Ratio
                                                        ------       -----       ------       -----           ------         -----
March 31, 2005
                     Total Capital
                     (To Risk Weighted Assets) .......  $35,810,000   13.87%     $20,648,400    >8.0%       $25,810,500     >10.0%
                     Tier I Capital
                     (To Risk Weighted Assets) .......  $32,660,000   12.65%     $10,324,200    >4.0%       $15,486,300      >6.0%
                     Tier I Capital
                     (To Average Assets) .............  $32,660,000   10.72%     $12,184,280    >4.0%       $15,230,350      >5.0%

Item 3 - Controls and Procedures

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.



(b) There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits

                  Exhibits.

Exhibit No.  Description



31.1     13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2     13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32       Section 1350 Certifications

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  First South Bancorp, Inc.

                                s/Barry L. Slider
May 11, 2005                      ---------------------------------------------
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