Form 10QSB
period 2005-06-30
FIRST SOUTH BANCORP INC
filed 2005-08-12
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} N0 { }


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 1,748,144 shares outstanding on July 20, 2005.

Transitional Small Business Disclosure Format (Check One) YES { } NO { X }

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

           Balance Sheets ..............................................     3

           Statements of Operations ....................................     4

           Statements of Comprehensive Income ..........................     5

           Statements of Cash Flows ....................................     6

           Statements of Changes in Shareholders' Equity ...............     7

           Notes to Unaudited Financial Statements .....................   8-10


  Item 2.  Management's Discussion and Analysis or Plan of Operation ...  10-19

  Item 3.  Controls and Procedures......................................     20

Part II -         OTHER INFORMATION ....................................  21-22

  Item 1.  Legal Proceedings

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 6.  Exhibits


SIGNATURES .............................................................     23


CERTIFICATIONS........................................................... 24-27

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                          FIRST SOUTH BANCORP, INC AND
                                   SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                               (Unaudited)
                                                                                                  June 30,                 Dec. 31,
                                                                                                    2005                     2004
                                                                                                    ----                     ----
Assets
Cash & due from banks ............................................................               $   5,581                $   4,092
Due from banks - interest bearing ................................................                  17,100                    9,200
 Investment securities:
    Securities held to maturity ..................................................                   2,560                    3,358
    Securities available for sale ................................................                  23,439                   18,506
Loans ............................................................................                 253,471                  254,749
      Less, allowance for loan losses ............................................                  (3,000)                  (2,900)
Loans - net ......................................................................                 250,471                  251,849
Property & equipment, net ........................................................                   5,309                    5,334
Investment in FSBS Capital Trust .................................................                     155                      155
Other assets .....................................................................                   4,814                    3,936
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 309,429                $ 296,430
                                                                                                 =========                =========

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  16,095                $  18,633
      Interest-bearing ...........................................................                 240,957                  229,242
                                                                                                 ---------                ---------
    Total deposits ...............................................................                 257,052                  247,875

Securities sold under repurchase agreements ......................................                   5,363                    4,700
Other borrowed funds .............................................................                  10,000                   10,000
Demand notes issued to the U.S. Treasury .........................................                     114                      417
Subordinated debt ................................................................                   5,155                    5,155
Other liabilities ................................................................                   3,333                    1,439
                                                                                                 ---------                ---------
    Total liabilities ............................................................                 281,017                  269,586

Shareholders' equity
Common stock - no par value; 30,000,000 authorized,
Outstanding 1,748,144 and 1,682,490 respectively
Paid-in capital ..................................................................                  19,393                   18,638
Undivided profits ................................................................                   9,085                    8,225
Accumulated other comprehensive income/(loss) ....................................                     (66)                     (19)
                                                                                                 ---------                ---------
Total shareholders' equity .......................................................               $  28,412                $  26,844
                                                                                                 =========                =========

Total liabilities and shareholders' equity .......................................               $ 309,429                $ 296,430
                                                                                                 =========                =========

See Notes to accompanying financial statements.

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                            Statements of Operations

                                                                                                       (Unaudited)
                                                                                                  Period ended June 30,
                                                                                                  ---------------------
                                                                                        Three Months                 Six Months
                                                                                     2005         2004            2005       2004
                                                                                     ----         ----            ----       ----
                                                                                        (Dollars in thousands, except per share)
Interest income
                         Loans, including fees ............................       $ 4,669        $ 3,447       $ 9,059       $ 6,858
                         Investment securities ............................           220            118           422           237
                         Interest bearing deposits ........................           105             20           188            25
                                                                                  -------        -------       -------       -------

                         Total interest income ............................         4,994          3,585         9,669         7,120
Interest expense
                         Deposits and borrowings ..........................         1,943          1,169         3,673         2,301

Net interest income .......................................................         3,051          2,416         5,996         4,819
                         Provision for loan losses ........................           136             40           423            53
                                                                                  -------        -------       -------       -------
Net interest income after provision .......................................         2,915          2,376         5,573         4,766

Noninterest income
                         Service charges on deposit accounts ..............            84             92           155           185
                         Other income .....................................           137            251           283           371
                                                                                  -------        -------       -------       -------
                         Total noninterest income .........................           221            343           438           556

Noninterest expense
                         Salaries and benefits ............................           920            864         1,849         1,692
                         Occupancy and equipment ..........................           179            201           381           416
                         Other expense ....................................           401            415           772           781
                         Litigation Settlement ............................         1,677              -         1,677             -
                                                                                  -------        -------       -------       -------
                         Total noninterest expense ........................         3,177          1,480         4,679         2,889

Income before income taxes ................................................           (41)         1,239         1,332         2,433
                         Provision for income taxes .......................           (27)           447           472           879
                                                                                  -------        -------       -------       -------

Net income ................................................................       $   (14)       $   792       $   860       $ 1,554
                                                                                  =======        =======       =======       =======

Basic per share earnings ..................................................       $ (0.01)       $  0.47       $  0.50       $  0.97

Diluted earnings per share ................................................       $ (0.01)       $  0.44       $  0.48       $  0.91


See Notes to accompanying financial statements.

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income

                                                              (Unaudited)
                                                           Six Months Ended
                                                                June 30
                                                                -------
                                                           2005           2004
                                                           ----           ----
Net Income .......................................       $   860        $ 1,554

Other comprehensive  (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ......           (76)          (128)

Income tax benefit on other comprehensive
    income (loss) ...............................             29             48
                                                         -------        -------

Total other comprehensive (loss) .................           (47)           (80)
                                                         -------        -------

Comprehensive income .............................       $   813        $ 1,474


 See Notes to accompanying financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                                               (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                         2005                2004
                                                                                                         ----                ----
                                                                                                          (amounts in thousands)
Operating Activities
Net income .................................................................................           $    860            $  1,554

Adjustments to reconcile net income to net cash
              provided by operating activities
              Provision for loan losses ....................................................                423                  53
              Depreciation .................................................................                183                 179
              Amortization .................................................................                 10                   8
              Deferred Tax Asset ...........................................................                260                 (49)
              (Increase)/decrease in cash surrender value of life insurance ................                (15)                (16)
              Decrease (increase) in other assets ..........................................             (1,123)                (68)
              Increase (decrease) in accrued expenses and other liabilities ................              1,536                 255
                                                                                                       --------            --------

Net cash provided by operating activities ..................................................              2,134               1,916
                                                                                                       --------            --------


Investing Activities
              Purchase of securities .......................................................             (6,000)             (8,000)
              Sale/(Purchase) of restricted FHLB stock .....................................                (90)                 50
              Proceeds from MBS principal paydowns .........................................                495                 189
              Proceeds from called  securities .............................................              1,375               3,000
              Origination of loans, net of principal  collected ............................              1,378             (10,770)
              (Purchase) of premises and equipment .........................................               (195)               (113)
              Investments in and advances to subsidiaries ..................................                  -                (155)
                                                                                                       --------            --------

Net cash used in investing activities ......................................................             (3,037)            (15,799)
                                                                                                       --------            --------

Financing Activities
              Net increase in deposits .....................................................              9,177              20,276
              Net increase (decrease) in retail repurchase agreements ......................                663                (206)
              Proceeds from exercise of stock options ......................................                755                   -
              Net increase (decrease) in other borrowings ..................................               (303)             (2,028)
              Net Proceeds from Stock Issuance .............................................                  -               7,482
              Proceeds from issuance of subordinated debt ..................................                  -               5,155
                                                                                                       --------            --------

Net cash provided by financing activities ..................................................             10,292              30,679
                                                                                                       --------            --------

Net increase in cash and cash equivalents ..................................................              9,389              16,796

Cash and cash equivalents, beginning .......................................................             13,292               4,462
                                                                                                       --------            --------

Cash and cash equivalents, ending ..........................................................           $ 22,681            $ 21,258
                                                                                                       ========            ========

 See Notes to accompanying financial statements.

                    FIRST SOUTH BANCORP INC., AND SUBISIDIARY
                  Statements of Changes in Shareholders' Equity
         Year-ended December 31, 2004 and Six Months Ended June 30, 2005
                                   (Unaudited)

(dollars in thousands, except per share)                                                               ACCUMULATED
                                                     SHARES OF                                              OTHER         TOTAL
                                                      COMMON            PAID-IN        ACCUMULATED     COMPREHENSIVE   SHAREHOLDERS'
                                                      STOCK             CAPITAL          EARNINGS      INCOME/(LOSS)     EQUITY
                                                      -----             -------          --------      -------------     ------
Balance at December 31, 2003 ...............        1,382,040        $   11,153        $    5,225       $       32       $   16,410

Net income .................................                                                3,000                             3,000

Exercised Stock Options ....................              450                 3                                                   3


Private Issuance of Common Stock ...........          300,000             7,482                                               7,482
(300,000 shares @ $25/share)
 Net of expense $18

Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                                   (51)             (51)
                                                   ----------        ----------        ----------       ----------       ----------

Balance at December 31, 2004 ...............        1,682,490            18,638             8,225              (19)          26,844


Net income .................................                                                  860                               860

Exercised Stock Options ....................           65,654               755                                                 755

Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                                   (47)             (47)
                                                   ----------        ----------        ----------       ----------       ----------

Balance at June 30, 2005 ...................        1,748,144        $   19,393        $    9,085       $      (66)      $   28,412
                                                   ==========        ==========        ==========       ==========       ==========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1 - Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, please refer to the financial statements and notes thereto for the Corporation's fiscal year ended December 31, 2004, contained in the Corporation's annual report on Form 10-KSB.


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


(Dollar amounts in thousands, except per share amounts)
                                                      Six Months   Six Months
                                                        ended        ended
                                                    June 30, 2005  June 30, 2004
                                                    -------------  -------------

Net income: As reported ..........................     $   860     $   1,554

Deduct:  Total stock-based compensation cost
             determined under the fair value
             method  net of tax ..................          60            85
                                                       -------     ---------

Pro forma ........................................     $   800     $   1,469
                                                       =======     =========


Basic earnings per share:
             As reported .........................     $   0.50     $   0.97
             Pro forma ...........................     $   0.47     $   0.91

Diluted earnings per share
            As reported ..........................     $   0.48     $   0.91
            Pro forma ............................     $   0.45     $   0.86


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the six-month periods ended June 30, 2005 and 2004; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.33% and 4.24% for 2005 and 2004 respectively, and expected lives of 10 years for the options.

Note 2 - Earnings per Share

         Earnings per share has been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,703,059 and 1,607,245, respectively.

         The only potentially dilutive stock of the Company as defined in the Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the six months ended June 30, 2005 and 2004 (in thousands, except share data):

                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                          2005           2004
                                                          ----           ----

Net Income (in thousands) ....................       $      860       $    1,554
Weighted average outstanding shares ..........        1,703,059        1,607,245

Basic Earnings Per Share .....................       $     0.50       $     0.97

Weighted average outstanding shares ..........        1,703,059        1,607,245
Dilutive effect of stock options .............           84,777           96,398
                                                     ----------       ----------

Weighted average diluted shares ..............        1,787,836        1,703,643

Diluted earnings per share ...................       $     0.48       $     0.91


Note 3 - Litigation

The Corporation recorded an expense of $1.7 million in the first six months of 2005 in connection with the settlement of the lawsuit described in Item 3 of the Corporation's annual report on Form 10-KSB for the year ended December 31, 2004.

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



                     FIRST SOUTH BANCORP, INC.AND SUBSIDIARY

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

RESULTS OF OPERATIONS: SIX MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2004.

Net Income

For the first six months of 2005, First South Bancorp, Inc. earned a net profit of $860,000, compared to $1,554,000 for the same period in 2004, a decrease of $694,000, or 45%. Basic earnings per share were $.50 in the 2005 period, compared to $.97 for the 2004 period. The decrease in net income was attributed to an expense of $1,677,000, which involved a mediated litigation settlement that occurred in June 2005. Net interest income increased from $4,819,000 during the first six months in 2004 to $5,996,000 during the same period in 2005, a 24% increase. The amount charged to operations as a provision for loan losses increased from $53,000 during the first two quarters in 2004 to $423,000 during the same period in 2005, a 698% increase. This increase was attributed to the loan portfolio experiencing a downgrading pertaining to some outstanding loans in the portfolio.

Profitability

Earnings of financial institutions are often measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first six months of 2005 were .57% and 6.19%, respectively. The declines in ROAA and ROAE resulted from the impact of the legal settlement referred to above.







Table One                               Selected Earnings Ratios
                                 at or for the Periods Ending June 30,
                                        2005             2004
                                        ----             ----
Return on Average Assets ..........     0.57%           1.19%

Return on Average Equity ..........     6.19%          16.91%

Dividend Payout Ratio .............      N/A             N/A

Average Stockholders Equity
as a Percentage of Average Assets .     9.13%           7.05%


Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As noted earlier, net interest income increased by $1,177,000, or 24%, from the first six months in 2004 compared to the same period in 2005.

Several factors contributed to this increase including growth in average earning assets, increase in earning asset yield, and increase in interest rate spread. Average earning assets for the first six months increased by $44 million from June 30, 2004 to June 30, 2005. The earning asset yield grew by 92 basis points from 5.70% for the June 30, 2004 period to 6.62% for the June 30, 2005 period. Each of the three components of average earning assets increased in yield and volume from the first six months of 2004 to the same period in 2005. Average interest bearing due from bank balances grew $8.9 million with an increase in yield of 172 basis points. Average investment securities increased by $9.1 million in volume and 23 basis points in yield. The highest yielding component of earning assets, loans, increased by $25.9 million in average volume and 115 basis points in yield. Although average interest bearing liabilities increased by $38.5 million and the overall cost of these liabilities increased by 77 basis points during this same period, the interest rate spread, the difference between the net yield on earning assets and cost of interest bearing liabilities, increased by 15 basis points from 3.60% during the first six months in 2004 to 3.75% during the same period in 2005.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2005 and 2004.

Table Two                                                     Net Interest Income and Average Balance Analysis
                                                                      for the Six Months Ended June 30,
                                                                                2005 and 2004
                                                                           (Amounts in thousands)

                                                                                                 Interest               Average
                                                           Average       Balance              Income/Expense           Yield/Cost
Interest Earning Assets                                      2005          2004             2005          2004       2005      2004
-----------------------                                      ----          ----             ----          ----       ----      ----

Int. Bearing Due from Banks ........................     $  14,125       $   5,215       $     188     $      25     2.68%     0.96%
Investments ........................................        22,552          13,408             422           237     3.77%     3.54%
Loans ..............................................       258,067         232,077           9,059         6,858     7.08%     5.93%
                                                         ---------       ---------       ---------     ---------     ----      ----
Total Interest Earning Assets ......................       294,744         250,700           9,669         7,120     6.62%     5.70%

Noninterest Earning Assets
Cash & Due From Banks ..............................         5,438           4,650
Allowance for Loan Losses ..........................        (3,069)         (2,604)
Investments: Fair Value ............................          (101)             27
Premises & Equipment ...............................         5,255           5,383
Investment in unconsolidated subsidiary ............           155             129
Interest Receivable & Other ........................         4,451           3,353
                                                         ---------       ---------
Total Noninterest Earning Assets ...................        12,129          10,938
                                                         ---------       ---------

TOTAL ASSETS .......................................     $ 306,873       $ 261,638
                                                         =========       =========

Interest Bearing Liabilities
NOW Accounts .......................................     $  38,616       $  34,062       $     448     $     271     2.34%     1.60%
Money Market & Savings .............................        52,475          47,101             610           383     2.34%     1.63%
Time Deposits & IRAs ...............................       147,835         119,104           2,200         1,320     3.00%     2.22%
Fed Funds Purchased & Repos ........................         4,308           4,626              47            11     2.20%     0.48%
Other borrowed funds ...............................        10,000          10,670             224           231     4.52%     4.34%
Subordinated debt ..................................         5,000           4,167             142            84     5.73%     4.04%
Demand Notes Issued to Treasury ....................           208             215               2             1     1.94%     0.93%
                                                         ---------       ---------       ---------     ---------     ----      ----
Total Interest Bearing Liabilities .................       258,442         219,945           3,673         2,301     2.87%     2.10%

Noninterest Bearing Liabilities
Demand Deposits ....................................        18,101          21,149
Interest Payable ...................................           663             553
Other Liabilities ..................................         1,652           1,424
                                                         ---------       ---------
Total Non Int Bearing Liabilities ..................        20,416          23,126

Stockholder's Equity ...............................        28,015          18,567
                                                         ---------       ---------

TOTAL LIABILITIES & EQUITY .........................     $ 306,873       $ 261,638
                                                         =========       =========

Net Interest Income ................................                                     $   5,996     $   4,819
                                                                                         =========     =========

  Net Yield on Earning Assets ......................                                                                 4.10%     3.85%
  Interest Rate Spread .............................                                                                 3.75%     3.60%

Other Income

Total other, or noninterest, income decreased for the first six months of 2005 by $118,000, or 21%, compared to the same period in 2004. Service charges on deposit accounts decreased by $30,000 primarily due to the reduction in NSF fees by $15,000. Commissions and Fees decreased from $339 thousand during the first two quarters of 2004 to $253 thousand during the same period in 2005, a 25% decrease. This decrease was primarily caused by the decrease of $87 thousand in loan brokerage fees. Table Three provides a performance comparison of categories of noninterest income for the six month periods ended June 30, 2004 and 2005.

Table Three                                 Summary of Total Noninterest Income
                                             for the Six Months Ended June 30,
                                                       2005 and 2004
                                                  (Amounts in thousands)

                                                 2005                  2004
                                                 ----                  ----
Service Charges ............................     $155                  $185
Commissions & Fees .........................      253                   339
Other Noninterest Income ...................       30                    32
                                                 ----                  ----
Total ......................................     $438                  $556

Other Expense

Other, or noninterest, expense for the first six months of 2005 increased by $1.8 million, or 62%, as compared to the first six months of 2004. Salaries and Employee Benefits increased from $1.7 million in June 2004 to $1.8 million in June 2005 primarily due to an increase of 3 full time employees from the first six months of 2004 to the same period in 2005. Other Expenses decreased slightly. The net mediated litigation settlement of $1,677,154 accounted for 93.7% of the total increase in noninterest expense. The Corporation recorded the litigation settlement expense of $1.7 million in the first six months of 2005 in connection with the settlement of the lawsuit described in Item 3 of the Corporation's annual report on Form 10-KSB for the year ended December 31, 2004.


Table Four provides a six month 2005 to 2004 performance comparative of various categories of noninterest expense.

Table Four                                 Summary of Total Noninterest Expense
                                             For the Six Months Ended June 30,
                                                       2005 and 2004
                                                  (Amounts in thousands)

                                                 2005                  2004
                                                 ----                  ----

Salaries & Employee Benefits ..............    $1,849                $1,692
Occupancy & Equipment .....................       381                   416
Other expense .............................       772                   781
Net Litigation Settlement .................     1,677                     -
                                               ------                ------
Total .....................................    $4,679                $2,889

Income Taxes

Provision for income taxes for the six months ended June 30, 2005 was $472 thousand as compared to $879 thousand in 2004 during the same period, a 46% decrease. This decrease was due to the overall decrease in income before taxes of $1.1 million, or 46%.


CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2005, $1,375,000 in government agency securities with a weighted average rate of 4.78% and a gain of $7,500 were called. During this same period, $6,000,000 in government agency securities with a weighted average rate of 4.15% were purchased. A total of $12,590,717 (par) of investment securities were pledged on June 30, 2005.

Table Five                                                         Analysis of Investment Securities
                                                                         (Amounts in thousands)


December 31, 2004                                       Available-for-Sale                          Held-for-Investment
-----------------                                       ------------------                          -------------------
                                              Amortized Cost      Estimated Fair Value     Amortized Cost      Estimated Fair Value
                                              --------------      --------------------     --------------      --------------------
Due in one year or less ..................       $ 1,499                $ 1,494                $ 1,004                $ 1,003
Due from one to five years ...............        13,000                 12,985                      -                      -
Due from five to 10 years ................         1,000                  1,001                      -                      -
Due after ten years ......................         1,123                  1,127                    854                    997
Mortgage backed securities ...............           961                    945                  1,500                  1,539
                                                 -------                -------                -------                -------

                                                 $17,583                $17,552                $ 3,358                $ 3,539
                                                 =======                =======                =======                =======


June 30, 2005                                           Available-for-Sale                          Held-for-Investment
-------------                                           ------------------                          -------------------
                                              Amortized Cost      Estimated Fair Value     Amortized Cost      Estimated Fair Value
                                              --------------      --------------------     --------------      --------------------
Due in one year or less ...................       $ 5,499               $ 5,470                 $ 1,001               $ 1,000
Due from one to five years ................        13,993                13,928                     480                   651
Due from five to 10 years .................         1,000                   997                       -                     -
Due after ten years .......................         1,123                 1,128                       -                     -
Mortgage backed securities ................           887                   872                   1,079                 1,101
                                                  -------               -------                 -------               -------

                                                  $22,502               $22,395                 $ 2,560               $ 2,752
                                                  =======               =======                 =======               =======

Excludes equity securities with no readily determinable market value of $954 thousand on December 31, 2004 and $1,044 thousand on June 30, 2005.

Loan portfolio

From June 30, 2004 to June 30, 2005, loans increased by $16.5 million, or 6.9%. As is shown in Table Six, loans secured by real estate continued to comprise a substantial percentage of the total loan portfolio, 81.5% versus 79.5% in 2004.The Corporation's loan portfolio on June 30, 2005, as shown in Table Seven reflects an increase of variable rate loans as a percentage of the portfolio from 91.5% in 2004 to 93.5% in 2005.



Table Six                                                                               Analysis of Loans
                                                                                         June 30 Balances
                                                                                      (Amounts in thousands)
Real Estate:                                                                  2005                                2004
                                                                              ----                                ----
   Construction/Land Development .........................           $ 18,335            7.23%        $ 17,865                7.54%
   1-4 Family Residential Properties .....................             62,550           24.68%          60,359               25.47%
   Multifamily Residential Properties ....................              4,053            1.60%             359                0.15%
   Nonfarm Nonresidential Properties .....................            120,686           47.61%         107,964               45.55%
   Other Real Estate Loans ...............................                919            0.36%           1,903                0.80%
Commercial & Industrial ..................................             46,502           18.35%          48,146               20.31%
Consumer .................................................                426            0.17%             413                0.17%
                                                                     --------                         --------

Total ....................................................           $253,471           100.0%        $237,009               100.0%
                                                                     ========           ======        ========               ======




Table Seven        Analysis of Loan Maturities and Repricing Frequency
                                   as of June 30, 2005
                                  (Amounts in thousands)

                               Within   >3 Months     >1 Year    >3 Years       Over
                             3 Months   12 Months     3 Years     5 Years    5 Years       Total
                             --------   ---------     -------     -------    -------       -----
Variable Rate Loans ......   $235,375      $    -      $    -      $    -       $  -    $235,375

Fixed Rate Loans .........      4,726       2,678       6,065       2,612        416      16,497

Total Loans ..............   $240,101      $2,678      $6,065      $2,612       $416    $251,872


Excludes loans on non-accrural status of $1,599 thousand

Allowance for loan losses

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risk categories in relation to the current and forecasted economic environment. The Corporation also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. The increase of $370,000 in loan loss provision from the first six months of 2004 to the same period in 2005 was primarily due to the bank's formula for calculating allowance for loan losses based on loan grades. The loan portfolio during the first six months of 2005 experienced a downgrading pertaining to a few outstanding loans in the portfolio. Table Eight provides the results of the year-to-date analysis for the periods ending June 30, 2005 and 2004, as well as the amounts charged to the allowance as a loss and credited to the allowance as a recovery.




Table Eight                          Analysis of the Allowance for Loan Losses
                                          for the Six Months Ended June 30

                                         2005                         2004
                                         ----                         ----
Balance at Beginning of Year ......   $2,900,000                   $2,600,000
Provision Charged to Operations ...      423,000                       53,000
Loans Charged-Off .................     (325,000)                     (57,000)
Loan Recoveries ...................        2,000                       14,000
                                      ----------                   ----------
Balance at End Of Period ..........   $3,000,000                   $2,610,000



Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2005, the cumulative one-year gap was a positive or asset sensitive $68.6 million. At June 30, 2005, the cumulative five-year gap was a positive $33.6 million or 10.9 % of total assets. The positive gap is largely attributable to the extent to which management prefers to make loans on a variable rate basis. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Corporation's gap is within policy limits that were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Corporation's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2005.

                                             Distribution of Interest-Earning Assets and
Table Nine                                          Interest-Bearing Liabilities
                                               Repricing Schedule as of June 30, 2005
                                                       (Amounts in thousands)


                                                                          One Year     Over One Year        Over
                                                                           or Less     to Five Years      Five Years         Total
                                                                           -------     -------------      ----------         -----
Interest Earning Assets
Due From Banks ....................................................       $ 17,100        $      -         $      -         $ 17,100
Investment Securities* ............................................          8,466          14,473            2,123           25,062
FHLB Stock ........................................................          1,044               -                -            1,044
Loans** ...........................................................        242,779           8,677              416          251,872
                                                                          ========        ========         ========         ========

Total .............................................................       $269,389        $ 23,150         $  2,539         $295,078
*Amortized Cost
**Excludes $1,599,000 in loans on non-accrural status .............

Interest Bearing Liabilities

NOW Accounts ......................................................       $ 40,651        $      -         $      -         $ 40,651
Savings & MMIA ....................................................         49,328               -                -           49,328
Time Deposits:$100 & > ............................................         27,982          16,866                -           44,848
Time Deposits: <$100m .............................................         72,341          33,789                -          106,130
Repurchase Agreements .............................................          5,363               -                -            5,363
Subordinated Debt (Trust Preferred Sec.) ..........................          5,000               -                -            5,000
Other Borrowed Funds ..............................................            114               -           10,000           10,114
                                                                          ========        ========         ========         ========

Total .............................................................       $200,779        $ 50,655         $ 10,000         $261,434

Period Gap ........................................................       $ 68,610        $(27,505)        $ (7,461)        $ 33,644

Cumulative Gap ....................................................       $ 68,610        $ 41,105         $ 33,644

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          134.2%           45.7%            25.4%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          134.2%          116.3%           112.9%


                              3 Months    Over 3 Months    Over One
Time Deposits                  & Less      to 12 Months      Year       Total
                               ------      ------------      ----       -----
$100,000 and Greater ......    $8,639         $19,343      $16,866     $44,848

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base. At June 30, 2005, core deposits equaled approximately 73% of total assets. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial loans. The bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the
Corporation's overall liquidity sources are adequate to meet its operating needs.


Off-Balance Sheet Risk

Through its operations, the Corporation has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Corporation's customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Corporation had issued commitments to extend credit of $42,915,000 and standby letters of credit of $1,540,775 through various types of commercial lending arrangements. Approximately $42,348,000 of these commitments to extend credit had variable rates.

Capital Resources

The $3.1 million increase in Tier 1 capital for the Company during the twelve month period between June 30, 2004 and 2005 primarily resulted from a $2.3 million increase in retained earnings and the exercise of $760 thousand in stock options. The difference in total risk based capital of $1.3 million between the Bank and the Holding Company as of June 30, 2005 is due to the Board's intent to keep $1.3 million in capital at the Holding Company level at this time.

The Holding Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At June 30, 2005 the Company and the Bank met all of the requirements to be well capitalized.

The Bank's and Company's June 30, 2005 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

The Bank
(Dollar Amounts in Thousands)

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                        Actual            Adequacy Purposes       Action Provisions
                                                        ------            -----------------       -----------------
                                                 Amount       Ratio      Amount       Ratio       Amount       Ratio
                                                 ------       -----      ------       -----       ------       -----

June 30, 2005
              Total Capital
              (To Risk Weighted Assets) ....  $35,110,000   13.61%     $20,632,400     >8.0%     $25,790,500    >10.0%
              Tier I Capital
              (To Risk Weighted Assets) ....  $27,210,000   10.55%     $10,316,200     >4.0%     $15,474,300     >6.0%
              Tier I Capital
              (To Average Assets) ..........  $27,210,000    8.81%     $12,354,200     >4.0%     $15,442,750     >5.0%

The Holding Company
(Dollar Amounts in Thousands)
                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                        Actual            Adequacy Purposes       Action Provisions
                                                        ------            -----------------       -----------------
                                                 Amount       Ratio      Amount       Ratio       Amount       Ratio
                                                 ------       -----      ------       -----       ------       -----
June 30, 2005
              Total Capital
              (To Risk Weighted Assets) ....  $36,405,000     14.11%  $20,644,800     >8.0%    $25,806,000    >10.0%
              Tier I Capital
              (To Risk Weighted Assets) ....  $33,405,000     12.94%  $10,322,400     >4.0%    $15,483,600    >6.0%
              Tier I Capital
              (To Average Assets) ..........  $33,405,000     10.81%  $12,360,440     >4.0%    $15,450,550    >5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2004.

Net income, including the $1.7 million expense of settling litigation, for the second quarter of 2005 decreased by $806,000, or 102%, over the same period in 2004. Net interest income for the three months ended June 30, 2005, was $3.1 million, a 26% increase over the $2.4 million amount earned during the second quarter of 2004. Noninterest income for the three months ended June 30, 2005, was $122 thousand, or 36%, less than the amount earned for the same period in 2004. Noninterest expense was $1,697,000, or 215%, more than the 2004 three month period amount. Total noninterest expense for the 2005 quarter included the litigation settlement expense of $1,677,000. There was no similar expense in the 2004 quarter. Net interest income increased primarily due to growth of earning assets and an increase in the yields of the earning assets. Noninterest income decreased primarily due to a reduction in fees generated by brokerage services and a decrease in service charges on deposit accounts. Non-interest expense increased due to the additional hiring of full time employees as well as the $1.7 million expense to settle litigation.

                                                                                         Three Months Ended June 30,
                                                                                           (Amounts in thousands)
Average Balances                                                               2005                   2004                  Change
----------------                                                               ----                   ----                  ------
Earning assets ................................................              $296,862               $256,952               $ 39,910
Earning assets yield ($) ......................................              $  4,994               $  3,585               $  1,409
Earning assets yield, annualized (%) ..........................                  6.75%                  5.60%                  1.15%
Interest-bearing liabilities ..................................              $261,784               $222,792               $ 38,992
Cost of funds ($) .............................................              $  1,943               $  1,169               $    774
Cost of funds, annualized (%) .................................                  2.98%                  2.10%                  0.88%
Interest Spread ($) ...........................................              $  3,051               $  2,416               $    635
Interest Spread (%) ...........................................                  3.77%                  3.50%                  0.27%

Item 3 - Controls and Procedures

a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

b) There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1    - Legal Proceedings

In June, 2005, the Corporation settled the lawsuit described in Item 3 of the Corporation's annual report on Form 10-KSB for the year ended December 31, 2004. In connection with the settlement, the Corporation recorded a net expense of $1,677,000 for the quarter ended June 30, 2005.

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2005, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1996 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                      Aggregate
                                                                      Exercise
Date Issued           Class of Purchasers       Number of Shares        Price
-----------           -------------------       ----------------        -----

   4/15/2005          Former employee                28,879            $347,472
   4/19/2005          Former employee                14,063             153,313
   4/28/2005          Former employee                   150               2,250
   5/27/2005          Executive Officer              10,000              73,300
   6/22/2005          Former employee                12,562             179,088



Item 4 - Submission of Matters to a Vote of Security Holders

a) The Corporation held its annual meeting of shareholders on May 11, 2005.

b)       The  following  persons were  elected as directors of the  Corporation,
         each  to  serve  a  three-year   term  until  the  Annual   Meeting  of
         Shareholders in 2008.

Name
                                      Shares Voted
                                      ------------
                                                         BROKER
                            FOR          WITHHOLD        NON-VOTES
                            ---          --------        ---------

Herman E. Ratchford      1,230,033        1,200              0
David G. White           1,231,083          150              0



Other directors whose terms continued after the meeting are:

Roger A. F. Habisreutinger; Barry L. Slider; Chandrakant V. Shanbhag; Joel C. Griffin; and Harold E. Fleming.

c) The table below lists the results to approve the 2005 Stock Option Plan, which reserves 350,000 shares of Common Stock for issuance pursuant to the exercise of options which may be granted pursuant to the Plan.

                                                  Shares Voted
                                                                        BROKER
                              FOR         AGAINST       ABSTAIN       NON-VOTES
                              ----        -------       -------       ---------

2005 STOCK OPTION PLAN      618,628       118,322         9,150        181,766

                           PART II - OTHER INFORMATION

Item 6 - Exhibits

                  Exhibits.

Exhibit No.  Description

10       Registrant's   2005  Incentive  Stock  Option  Plan   (incorporated  by
         reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders filed April 12, 2005).

31.1     13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2     13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32       Section 1350 Certifications

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  First South Bancorp, Inc.

                                s/Barry L. Slider
August 11, 2005                   ---------------------------------------------
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

                                  Exhibit Index



Exhibit No.   Description



10       Registrant's   2005  Incentive  Stock  Option  Plan   (incorporated  by
         reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders filed April 12, 2005).

31.1     13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2     13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32       Section 1350 Certifications