Form 10QSB
period 2005-09-30
FIRST SOUTH BANCORP INC
filed 2005-11-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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


Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N0 [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 1,748,994 shares outstanding on November 14, 2005.

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

           Balance Sheets ..............................................     3

           Statements of Operations ....................................     4

           Statements of Comprehensive Income ..........................     5

           Statements of Cash Flows ....................................     6

           Statements of Changes in Shareholders' Equity ...............     7

           Notes to Unaudited Financial Statements .....................  8-10


  Item 2.  Management's Discussion and Analysis or Plan of Operation ... 10-19

  Item 3.  Controls and Procedures......................................    19

Part II -         OTHER INFORMATION ....................................    20

  Item 6.  Exhibits


SIGNATURES .............................................................    21

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                          FIRST SOUTH BANCORP, INC AND
                                   SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                               (Unaudited)
                                                                                                 Sep. 30,                   Dec. 31,
                                                                                                    2005                     2004
                                                                                                    ----                     ----
Assets
Cash & due from banks ............................................................               $  10,366                $   4,092
Due from banks - interest bearing ................................................                  11,507                    9,200
 Investment securities:
    Securities held to maturity ..................................................                   1,397                    3,358
    Securities available for sale ................................................                  22,291                   17,552
Federal Home Loan Bank Stock .....................................................                   1,044                      954
Loans ............................................................................                 258,412                  254,749
      Less, allowance for loan losses ............................................                  (3,000)                  (2,900)
Loans - net ......................................................................                 255,412                  251,849
Property & equipment, net ........................................................                   5,270                    5,334
Investment in FSBS Capital Trust .................................................                     155                      155
Other assets .....................................................................                   4,905                    3,936
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 312,347                $ 296,430
                                                                                                 =========                =========

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  19,092                $  18,633
      Interest-bearing ...........................................................                 242,490                  229,242
                                                                                                 ---------                ---------
    Total deposits ...............................................................                 261,582                  247,875

Securities sold under repurchase agreements ......................................                   3,583                    4,700
Other borrowed funds .............................................................                  10,000                   10,000
Demand notes issued to the U.S. Treasury .........................................                     453                      417
Subordinated debt ................................................................                   5,155                    5,155
Other liabilities ................................................................                   1,945                    1,439
                                                                                                 ---------                ---------
    Total liabilities ............................................................                 282,718                  269,586

Shareholders' equity
Common stock - no par value; 30,000,000 authorized,
Outstanding 1,748,144 and 1,682,490 respectively
Paid-in capital ..................................................................                  19,393                   18,638
Undivided profits ................................................................                  10,330                    8,225
Accumulated other comprehensive (loss) ...........................................                     (94)                     (19)
                                                                                                 ---------                ---------
Total shareholders' equity .......................................................               $  29,629                $  26,844

Total liabilities and shareholders' equity .......................................               $ 312,347                $ 296,430
                                                                                                 =========                =========

See Notes to accompanying financial statements.

                 FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                         Statements of Operations

                                                                                                  (Unaudited)
                                                                                           Period ended September 30,
                                                                                           --------------------------
                                                                               Three Months                         Nine Months
                                                                           2005             2004               2005            2004
                                                                           ----             ----               ----            ----
                                                                                    (Dollars in thousands, except per share)
Interest income
           Loans, including fees ..............................          $ 4,953           $ 3,668          $14,012          $10,526
           Investment securities ..............................              231               185              653              422
           Interest bearing deposits ..........................              133                35              321               60
                                                                         -------           -------          -------          -------

           Total interest income ..............................            5,317             3,888           14,986           11,008
Interest expense
           Deposits and borrowings ............................            2,069             1,345            5,742            3,646

Net interest income ...........................................            3,248             2,543            9,244            7,362
           Provision for loan losses ..........................               (5)              248              418              301
                                                                         -------           -------          -------          -------
Net interest income after provision ...........................            3,253             2,295            8,826            7,061

Noninterest income
           Service charges on deposit accounts ................               67                86              222              271
           Other income .......................................              105               285              388              656
                                                                         -------           -------          -------          -------
           Total noninterest income ...........................              172               371              610              927

Noninterest expense
           Salaries and benefits ..............................              958               957            2,807            2,649
           Occupancy and equipment ............................              171               216              552              632
           Other expense ......................................              374               370            1,146            1,151
           Litigation settlement ..............................                -                 -            1,677                -
                                                                         -------           -------          -------          -------
           Total noninterest expense ..........................            1,503             1,543            6,182            4,432

Income before income taxes ....................................            1,922             1,123            3,254            3,556
           Provision for income taxes .........................              677               373            1,149            1,252
                                                                         -------           -------          -------          -------

Net income ....................................................          $ 1,245           $   750          $ 2,105          $ 2,304
                                                                         =======           =======          =======          =======

Basic per share earnings ......................................          $  0.71           $  0.49          $  1.23          $  1.52

Diluted earnings per share ....................................          $  0.69           $  0.46          $  1.17          $  1.43


See Notes to accompanying financial statements.

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
               Consolidated Statements of Comprehensive Income

                                                                (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                               -------------
                                                             2005          2004
                                                             ----          ----
                                                        (dollars  in  thousands)
Net Income ...........................................     $ 2,105      $ 2,304

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ..........        (120)          20

Income tax benefit (expense) on other
    comprehensive income (loss) ......................          45           (8)

Total other comprehensive income  (loss) .............         (75)          12
                                                           -------      -------

Comprehensive income .................................     $ 2,030      $ 2,316
                                                           -------      -------





 See Notes to accompanying financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                                              (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                          2005                2004
                                                                                                          ----                ----
                                                                                                           (amounts in thousands)
Operating Activities
Net income .................................................................................           $  2,105            $  2,304

Adjustments to reconcile net income to net cash
   provided by operating activities
              Provision for loan losses ....................................................                418                 301
              Gain on Called Security ......................................................                 (8)
              Depreciation .................................................................                281                 273
              Amortization .................................................................                 15                  13
              Deferred Tax Asset ...........................................................                230                 (33)

              Increase in other assets .....................................................             (1,144)               (197)
              Decrease in accrued expenses and other liabilities ...........................               (587)               (251)

Net cash provided by operating activities ..................................................              1,310               2,410
                                                                                                       --------            --------
Investing Activities
              Purchase of securities .......................................................             (7,992)            (10,000)
              Sale/(Purchase) of restricted FHLB stock .....................................                (90)                 50
              Proceeds from MBS principal paydowns .........................................                718                 329
              Proceeds from  matured / called securities ...................................              4,375               3,000
              Origination of loans, net of principal collected .............................             (3,664)            (19,315)
              Purchase of other real estate owned ..........................................                  -                (520)
              Purchase of premises and equipment ...........................................               (342)               (193)
              Investments in and advances to subsidiaries ..................................                  -                (155)
                                                                                                       --------            --------
Net cash used in investing activities ......................................................             (6,995)            (26,804)
                                                                                                       --------            --------
Financing Activities
              Net increase in deposits .....................................................             14,591              21,005
              Net increase (decrease) in retail repurchase agreements ......................             (1,117)                942
              Proceeds from exercise of stock options ......................................                755                   -
              Net increase (decrease) in other borrowings ..................................                 37              (1,983)
              Net proceeds from stock issuance .............................................                  -               7,482
              Proceeds from issuance of subordinated debt ..................................                  -               5,155
                                                                                                       --------            --------
Net cash provided by financing activities ..................................................             14,266              32,601
                                                                                                       --------            --------
Net increase in cash and cash equivalents ..................................................              8,581               8,207

Cash and cash equivalents, beginning .......................................................             13,292               4,462
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 21,873            $ 12,669
                                                                                                       ========            ========

 See Notes to accompanying financial statements.

        FIRST SOUTH BANCORP INC., AND SUBISIDIARY
      Statements of Changes in Shareholders' Equity
           Nine Months Ended September 30, 2005
                       (Unaudited)

(dollars in thousands)                                                                                  ACCUMULATED
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
(300,000 shares @ $25/share)
 Net of expense $18

Net change in
  unrealized gain on
  available for sale
  securities, net of tax ...................                                                                   (51)             (51)
                                                   ----------        ----------        ----------       ----------       ----------

Balance at December 31, 2004 ...............        1,682,490            18,638             8,225              (19)          26,844


Net income .................................                                                2,105                             2,105

Exercised Stock Options ....................           65,654               755                                                 755

Net change in
  unrealized gain on
  available for sale
  securities, net of tax ...................                                                                   (75)             (75)
                                                   ----------        ----------        ----------       ----------       ----------

Balance at September 30, 2005 ..............        1,748,144        $   19,393        $   10,330       $      (94)      $   29,629
                                                   ==========        ==========        ==========       ==========       ==========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1 - Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, please refer to the financial statements and notes thereto for the Corporation's fiscal year ended December 31, 2004, contained in the Corporation's annual report on Form 10-KSB.


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


                                                                                                    Nine Months         Nine Months
                                                                                                       ended               ended
(dollar amounts in thousand, except per share amounts)                                               Sept. 30,           Sept. 30,
                                                                                                       2005                2004
                                                                                                       ----                ----

Net income: As reported ............................................................               $   2,105               $   2,304

Deduct:  Total stock-based compensation cost
             determined under the fair value method
             net of tax ............................................................                      76                      84
                                                                                                   ---------               ---------
Pro forma ..........................................................................               $   2,029               $   2,220
                                                                                                   =========               =========
Basic earnings per share:
             As reported ...........................................................               $    1.23               $    1.52
             Pro forma .............................................................               $    1.18               $    1.46

Diluted earnings per share
            As reported ............................................................               $    1.17               $    1.43
            Pro forma ..............................................................               $    1.12               $    1.37


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the nine-month periods ended September 30, 2005 and 2004; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.33% and 4.24% for 2005 and 2004 respectively, and expected lives of 10 years for the options.

Note 2 - Earnings per Share

         Earnings per share has been determined under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the Company to present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. For the quarters ended September 30, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,748,144 and 1,607,245, respectively.

         The only potentially dilutive stock of the Company as defined in FASB 128, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the nine months ended September 30, 2005 and 2004 (in thousands, except share data):

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                         2005            2004
                                                         ----            ----

Net Income (in thousands) ....................       $    2,105       $    2,304
Weighted average outstanding shares ..........        1,718,252        1,607,245

Basic Earnings Per Share .....................       $     1.23       $     1.52

Weighted average outstanding shares ..........        1,718,252        1,516,106
Dilutive effect of stock options .............           76,525           99,536
                                                     ----------       ----------

Weighted average diluted shares ..............        1,794,777        1,615,642

Diluted earnings per share ...................       $     1.17       $     1.43


Note 3 - Litigation

The Corporation recorded an expense of $1.7 million in June 2005 in connection with the settlement of the lawsuit described in Item 3 of the Corporation's annual report on Form 10-KSB for the year ended December 31, 2004.

Note 4 - Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning as of the first interim or annual reporting period of the registrant's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. In the absence of any other grants, exercises, or forfeitures through the end of the 2005 year, the expected expense for stock options for 2006 and 2007 will be approximately $75,000 and $71,000, respectively.


In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of SFAS No.123(R). SAB 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3" (SFAS No. 154). SFAS No. 154 establishes retrospective application as the required
method  for   reporting  a  change  in  accounting   principle,   unless  it  is
impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


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

RESULTS OF OPERATIONS: NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2004.

Net Income

For the first nine months of 2005, First South Bancorp, Inc. earned a net profit of $2,105,000, compared to $2,304,000 for the same period in 2004, a decrease of $199,000, or 8.6%. Basic earnings per share were $1.23 in the 2005 period, compared to $1.52 for the 2004 period. The decrease in net income was attributed to an expense of $1,677,000, which involved a mediated litigation settlement that occurred in June 2005. Net interest income increased from $7,362,000 during the first nine months of 2004 to $9,244,000 during the same period in 2005, a 25.6% increase. The amount charged to operations as a provision for loan losses increased from $301,000 during the first three quarters in 2004 to $418,000 during the same period in 2005, a 38.9% increase. This increase was attributed to the loan portfolio experiencing a downgrading pertaining to some outstanding loans in the portfolio.

Profitability

Earnings of financial institutions are often measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first nine months of 2005 were .92% and 9.88%, respectively. The declines in ROAA and ROAE resulted from the impact of the legal settlement referred to above.

                                                   Selected Earnings Ratios
                                                  at or for the Periods Ending
                                                        September 30,
                                                        -------------
                                                    2005             2004
                                                    ----             ----
Return on Average Assets ....................      0.92%             1.14%

Return on Average Equity ....................      9.88%            14.10%

Dividend Payout Ratio .......................       N/A               N/A

Average Stockholders Equity
  as a Percentage of Average Assets .........      9.30%             8.10%

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. As noted earlier, net interest income increased by $1,882,000, or 25.6%, from the first nine months in 2004 compared to the same period in 2005.

Several factors contributed to this increase including growth in average earning assets, increase in earning asset yield, and increase in interest rate spread. Average earning assets for the first nine months increased by $35.5 million from September 30, 2004 to September 30, 2005. The earning asset yield grew by 113 basis points from 5.69% for the September 30, 2004 period to 6.82% for the September 30, 2005 period. Each of the three components of average earning assets increased in yield and volume from the first nine months of 2004 to the same period in 2005. Average interest bearing due from bank balances grew $10.8 million with an increase in yield of 176 basis points. Average investment securities increased by $7.4 million in volume and 20 basis points in yield. The highest yielding component of earning assets, loans, increased by $20.4 million in average volume and 135 basis points in yield. Although average interest bearing liabilities increased by $32.5 million and the overall cost of these liabilities increased by 82 basis points during this same period, the interest rate spread, the difference between the net yield on earning assets and cost of interest bearing liabilities, increased by 31 basis points from 3.53% during the first nine months in 2004 to 3.84% during the same period in 2005.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2005 and 2004.

Table Two                                                     Net Interest Income and Average Balance Analysis
                                                                   for the Nine Months Ended September 30,
                                                                                2005 and 2004
                                                                           (Amounts in thousands)

                                                                                          Interest                     Average
                                                            Average Balance            Income/Expense                 Yield/Cost
                                                            ---------------            --------------                 ----------
Interest Earning Assets                                    2005          2004         2005          2004             2005    2004
                                                           ----          ----         ----          ----             ----    ----

Int. Bearing Due from Banks .........................    $ 14,739      $  6,957      $   321       $    60            2.91%   1.15%
Investments .........................................      23,199        15,829          653           422            3.76%   3.56%
Loans ...............................................     256,040       235,644       14,012        10,526            7.32%   5.97%
                                                         --------      --------      -------       -------            -----   -----
Total Interest Earning Assets .......................     293,978       258,430       14,986        11,008            6.82%   5.69%

Noninterest Earning Assets

Cash & Due From Banks ...............................       5,425         4,718
Allowance for Loan Losses ...........................      (3,046)       (2,634)
Investments: Fair Value .............................        (120)           24
Premises & Equipment ................................       5,266         5,383
Investment in unconsolidated subsidiary .............         155           138
Interest Receivable & Other .........................       4,515         3,436
                                                         --------      --------
Total Noninterest Earning Assets ....................      12,195        11,065
                                                         --------      --------

TOTAL ASSETS ........................................    $306,173      $269,495
                                                         ========      ========

Interest Bearing Liabilities
NOW Accounts ........................................    $ 39,151      $ 34,236      $   706       $   420            2.41%   1.64%
Money Market & Savings ..............................      50,952        47,006          927           584            2.43%   1.66%
Time Deposits & IRAs ................................     148,035       123,967        3,463         2,132            3.13%   2.30%
Fed Funds Purchased & Repurchase Agreements .........       4,426         4,977           80            26            2.42%   0.70%
Other borrowed funds ................................      10,000        10,445          338           345            4.52%   4.41%
Subordinated debt ...................................       5,000         4,444          224           139            5.99%   4.18%
Demand Notes Issued to Treasury .....................         214           202            4             1            2.50%   0.66%
                                                         --------      --------       ------       -------            -----   -----
Total Interest Bearing Liabilities ..................     257,778       225,277        5,742         3,647            2.98%   2.16%

Noninterest Bearing Liabilities
Demand Deposits .....................................      17,492        20,480
Interest Payable ....................................         682           568
Other Liabilities ...................................       1,733         1,340
                                                         --------      --------
Total Non-interest Bearing Liabilities ..............      19,907        22,388

Stockholder's Equity ................................      28,488        21,830
                                                         --------      --------

TOTAL LIABILITIES & EQUITY ..........................    $306,173      $269,495
                                                         ========      ========

Net Interest Income .................................                                 $9,244       $ 7,361
                                                                                      ======       =======

  Net Yield on Earning Assets .......................                                                                 4.20%   3.80%
  Interest Rate Spread ..............................                                                                 3.84%   3.53%

Other Income

Total other, or noninterest, income decreased for the first nine months of 2005 by $317,000, or 34.2%, compared to the same period in 2004. Service charges on deposit accounts decreased by $49,000 primarily due to the reduction in NSF fees by $30,000. Commissions and Fees decreased from $611,000 during the first three quarters of 2004 to $348,000 during the same period in 2005, a 43.1% decrease. This $263,000 decrease resulted primarily from a $174,500 decrease in loan brokerage fees, a $52,000 decrease in mortgage loan fees, and a $35,000 decrease on investment brokerage service fees. Table Three provides a performance comparison of categories of non-interest income for the nine month periods ended September 30, 2004 and 2005.

Table Three                              Summary of Total Noninterest Income
                                       for the Nine Months Ended September 30,
                                                    2005 and 2004
                                                    -------------
                                               (Amounts in thousands)

                                             2005                  2004
                                             ----                  ----
Service Charges .......................      $222                  $271
Commissions & Fees ....................       348                   611
Other Noninterest Income ..............        40                    45
                                             ----                  ----
Total .................................      $610                  $927

Other Expense

Other, or non-interest, expense for the first nine months of 2005 increased by $1.8 million, or 39.5%, as compared to the first nine months of 2004. Salaries and Employee Benefits increased from $2.6 million in September 2004 to $2.8 million in September 2005 primarily due to cost of living salary increases and an additional full-time employee in the first nine months of 2005. Other Expenses decreased slightly. The net mediated litigation settlement of $1,677,154 accounted for 95.8% of the total increase in non-interest expense. The Corporation recorded the litigation settlement expense of $1.7 million in June of 2005 in connection with the settlement of the lawsuit described in Item 3 of the Corporation's annual report on Form 10-KSB for the year ended December 31, 2004.

Table Four provides a comparison of various categories of non-interest expense For the first nine months of 2005 and 2004.

Table Four                           Summary of Total Non-interest Expense
                                    For the Nine Months Ended September 30,
                                                 2005 and 2004
                                                 -------------
                                            (Amounts in thousands)

                                          2005                  2004
                                          ----                  ----

Salaries & Employee Benefits .........  $2,807                $2,649
Occupancy & Equipment ................     552                   632
Other expense ........................   1,146                 1,151
Net Litigation Settlement ............   1,677                     -
                                        ------                ------
Total ................................  $6,182                $4,432

Income Taxes

Provision for income taxes for the nine months ended September 30, 2005 was $1,149,000 as compared to $1,252,000 during the same period in 2004, a $103,000, or 8.2%, decrease. This decrease was due to the overall decrease in pretax income of $302,000, or 8.5%.


CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first nine months of 2005, $4,000,000 in government agency securities with a weighted average rate of 4.83% and a $375,000 municipal security with a coupon yield of 5.25% and a gain of $7,500 were called. During this same period, $7,992,000,000 in government agency securities with a weighted average rate of 4.13% were purchased. A total of $13,365,33 (book value) of investment securities were pledged at September 30, 2005.

Table Five                                                         Analysis of Investment Securities
                                                                         (Amounts in thousands)

December 31, 2004                                            Available-for-Sale                           Held-for-Investment
                                                             ------------------                           -------------------
                                                     Amortized Cost  Estimated Fair Value    Amortized Cost  Estimated Fair Value
                                                     --------------  --------------------    --------------  --------------------
Due in one year or less ............................    $ 1,499             $ 1,494             $ 1,004             $ 1,003
Due from one to five years .........................     13,000              12,985                   -                   -
Due from five to 10 years ..........................      1,000               1,001                   -                   -
Due after ten years ................................      1,123               1,127                 854                 997
Mortgage backed securities .........................        961                 945               1,500               1,539
                                                        -------             -------             -------             -------

                                                        $17,583             $17,552             $ 3,358             $ 3,539
                                                        =======             =======             =======             =======


September 30, 2005                                           Available-for-Sale                           Held-for-Investment
                                                             ------------------                           -------------------
                                                     Amortized Cost  Estimated Fair Value    Amortized Cost  Estimated Fair Value
                                                     --------------  --------------------    --------------  --------------------
Due in one year or less ............................    $ 7,499             $ 7,471             $     -             $     -
Due from one to five years .........................     11,993              11,891                   -                   -
Due from five to 10 years ..........................      1,000                 993                   -                   -
Due after ten years ................................      1,123               1,123                 480                 642
Mortgage backed securities .........................        826                 812                 916                 929
                                                        -------             -------             -------             -------

                                                        $22,441             $22,290             $ 1,396             $ 1,571
                                                        =======             =======             =======             =======

Excludes FHLB equity securities of $ 954,000 on December 31, 2004 and $1,043,800 on September 30, 2005.

Loan portfolio

From September 30, 2004 to September 30, 2005, loans increased by $3.7 million, or 1.4%. As is shown in Table Six, loans secured by real estate at September 30, 2005, continued to comprise a substantial percentage of the total loan portfolio, 83.6% versus 81.5% at September 30, 2004. The Corporation's loan portfolio at September 30, 2005, as shown in Table Seven, is comprised of a substantial percentage, 92.2%, of variable rate loans, an increase from 91.3% at September 30, 2004.


Table Six                                                                              Analysis of Loans
                                                                          December 31, 2004 and September 30, 2005
                                                                          ----------------------------------------
                                                                                      (Amounts in thousands)
Real Estate:                                                             Sept. 30, 2005                      Dec. 31, 2004
                                                                         --------------                      -------------
   Construction/Land Development .........................       $ 11,218                4.34%        $ 17,223             6.76%
   1-4 Family Residential Properties .....................         64,047               24.78%          70,445            27.65%
   Multifamily Residential Properties ....................          5,161                2.00%           1,649             0.65%
   Nonfarm Nonresidential Properties .....................        134,760               52.15%         117,031            45.94%
   Other Real Estate Loans ...............................            868                0.34%           1,201             0.47%
Commercial & Industrial ..................................         41,947               16.23%          46,729            18.34%
Consumer .................................................            411                0.16%             471             0.18%
                                                                 --------                             --------

Total ....................................................       $258,412              100.0%         $254,749           100.0%
                                                                 ========              =====          ========           ======


Table Seven                        Analysis of Loan Maturities and Repricing Frequency
                                                as of September 30, 2005 *
                                                  (Amounts in thousands)

                               Within   >3 Months     >1 Year    >3 Years       Over
                             3 Months   12 Months     3 Years     5 Years    5 Years      Total
                             --------   ---------     -------     -------    -------      -----
Variable Rate Loans ......   $236,503      $    -      $    -      $    -     $    -    $236,503

Fixed Rate Loans .........      1,347       5,280       9,856       2,428      1,137      20,048

Total Loans ..............   $237,850      $5,280      $9,856      $2,428     $1,137    $256,551


* Excludes loans on non-accrural status of $1,861,000

Allowance for loan losses

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risk categories in relation to the current and forecasted economic environment. The Corporation also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. The increased provision of $117,000 to the loan loss reserve during the first nine months of 2005, as compared to the same nine month period in 2004, was primarily due to the increase in charge-offs and loan downgrades experienced in 2005. During the third quarter of 2005, there were no monthly provisions to the reserve for loan losses charged against earnings. The only change to the loan loss reserve was a $5,000 reduction in the year-to-date allowance amount for loan losses. This reduction was made as adjustment to the loan loss reserve to maintain the reserve balance at a level consistent with the level determined by the applied methodology. Table Eight provides the details of the activity in the loan loss reserve account for the periods ending September 30, 2005 and 2004.

Table Eight                            Analysis of the Allowance for Loan Losses
                                         for the Nine Months Ended September 30
                                         --------------------------------------
                                               2005                   2004
                                               ----                   ----
Balance at Beginning of Year ..........     $2,900,000             $2,600,000
Provision Charged to Operations .......        418,000                301,000
Loans Charged-Off .....................       (328,000)              (115,000)
Loan Recoveries .......................         10,000                 14,000
                                            ----------             ----------
Balance at End Of Period ..............     $3,000,000             $2,800,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2005, the cumulative one year gap was a positive or asset sensitive $40.4 million. At September 30, 2005, the cumulative five-year gap was a positive $35.9 million, 12.3%,of total assets. The positive gap is largely attributable to the extent to which management prefers to make loans on a variable rate basis. A positive gap means that assets would be expected to reprice faster than liabilities if interest rates changed. The Corporation's gap is within policy limits that were established to reduce The adverse impact on earnings which movements in interest rates can cause. Competition in the Corporation's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30, 2005.

Table Nine                             Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                     Repricing Schedule as of September 30, 2005
                                                                (Amounts in thousands)

                                                                           One Year      Over One Year        Over
                                                                            or Less      to Five Years     Five Years         Total
                                                                            -------      -------------     ----------         -----
Interest Earning Assets

Due From Banks ....................................................       $ 11,507        $      -         $      -         $ 11,507
Investment Securities* ............................................          7,499          11,993            4,345           23,837

FHLB Stock ........................................................          1,044               -                -            1,044
Loans** ...........................................................        243,130          12,284            1,137          256,551
                                                                          ========        ========         ========         ========

Total .............................................................       $263,180        $ 24,277         $  5,482         $292,939
*Amortized Cost
**Excludes $1,861,000 in loans on non-accrural status.

Interest Bearing
Liabilities

NOW Accounts ......................................................       $ 40,548        $      -         $      -         $ 40,548
Savings & MMIA ....................................................         45,595               -                -           45,595
Time Deposits:$100 & > ............................................         38,262           8,656                -           46,918
Time Deposits: <$100m .............................................         89,323          20,106                -          109,429
Repurchase Agreements .............................................          3,583               -                -            3,583
Subordinated Debt (Trust Preferred Sec.) ..........................          5,000               -                -            5,000
Other Borrowed Funds ..............................................            453               -           10,000           10,453
                                                                          ========        ========         ========         ========
Total .............................................................       $222,764        $ 28,762         $ 10,000         $261,526

Period Gap ........................................................       $ 40,416        $ (4,485)        $ (4,518)        $ 31,413

Cumulative Gap ....................................................       $ 40,416        $ 35,931         $ 31,413

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          118.1%           84.4%            54.8%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ..................................          118.1%          114.3%           112.0%

                                           3 Months        Over 3 Months         Over One
Time Deposits                               & Less          to 12 Months           Year            Total
                                            ------          ------------           ----            -----
$100,000 and Greater .................      $3,528             $34,734           $8,656         $46,918

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost(amounts due from banks and overnight invest-ments). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits in the Bank's service areas. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base. At September 30, 2005, core deposits equaled approximately 74% of total deposits. Asset liquidity is provided from several sources, including amounts due from banks and overnight investments, and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial loans. The Bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes the Corporation's overall liquidity sources are adequate to meet its operating needs.


Off-Balance Sheet Risk

Through its operations, the Corporation has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Corporation's customers at predetermined interest rates for a specified period of time. At September 30, 2005, the Corporation had issued commitments to extend credit of $37,184,000 and standby letters of credit of $1,868,000 through various types of commercial lending arrangements. Approximately 95.0% of these commitments to extend credit had variable rates. Past experience indicates that many of the commitments to extend credit will expire not fully used. As noted under "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments drawn upon by borrowers.

Capital Resources

The Company experienced a $2.9 million increase in Tier 1 capital to $29,757,000 during the nine month period from December 31, 2004 to September 30, 2005. The increase resulted exclusively from an increase in retained earnings $2.1 million and $.8 million from the exercise of stock options. At September 30, 2005, the Bank had Tier 1 capital of $28,461,000. The $1,296,000 difference in Tier 1 capital between the Bank and the Holding Company as of September 30, 2005, is due to the Board's intent to keep the difference in capital between the Holding Company and the Bank at the Holding Company level at this time.

The Holding Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At September 30, 2005, the Company and the Bank met all of the minimum capital requirements to be well capitalized.

The Bank's and Company's September 30, 2005, capital ratios are presented in the following table, compared with the required "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

The Bank                                                                                              To Be Well
(Dollar Amounts in Thousands)                                                                      Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                       Actual             Adequacy Purposes        Action Provisions
                                                       ------             -----------------        -----------------
                                                 Amount       Ratio      Amount       Ratio       Amount         Ratio
                                                 ------       -----      ------       -----       ------         -----
September 30, 2005
              Total Capital
              (To Risk Weighted Assets) ......   $36,361,000  14.19%     $20,493,440  >8.0%       $25,616,800    >10.0%
              Tier I Capital
              (To Risk Weighted Assets) ......   $28,461,000  11.11%     $10,246,720  >4.0%       $15,370,080    >6.0%
              Tier I Capital
              (To Average Assets) ............   $28,461,000  9.33%      $12,197,160  >4.0%       $15,246,450    >5.0%

The Holding Company                                                                                   To Be Well
(Dollar Amounts in Thousands)                                                                      Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                       Actual             Adequacy Purposes        Action Provisions
                                                       ------             -----------------        -----------------
                                                 Amount       Ratio      Amount       Ratio       Amount         Ratio
                                                 ------       -----      ------       -----       ------         -----

September  30, 2005
              Total Capital
              (To Risk Weighted Assets) .......  $37,657,000  14.70%     $20,493,000  >8.0%       $25,632,300    >10.0%
              Tier I Capital
              (To Risk Weighted Assets) .......  $29,757,000  11.62%     $10,246,720  >4.0%       $15,379,380    >6.0%
              Tier I Capital
              (To Average Assets) .............  $29,757,000  9.76%      $12,203,360  >4.0%       $15,254,200    >5.0%

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED September 30, 2005 COMPARED TO THE SAME PERIOD ENDED September 30, 2004.

Net income for the third quarter of 2005 increased by $495,000, or 66%, over the same period in 2004. Net interest income for the three months ended September 30, 2005, was $3.2 million, a 27.7% increase over the $2.5 million amount earned during the third quarter of 2004. Non-interest income for the three months ended September 30, 2005, was $172 thousand, 53.6% less than the amount earned for the same period in 2004. Non-interest expense was $1.503 million, $40 thousand, or 2.6%, less than the 2004 three month period amount. Net interest income increased primarily due to growth of earning assets and an increase in the interest spread between the yield on earning assets and the cost of funds rate on interest-bearing liabilities. Non-interest income decreased primarily due to a reduction in fees generated by brokerage services and a decrease in service charges on deposit accounts. Non-interest expense for the period, though slightly less, was almost equal to that of the third quarter in 2004.

                                                                   Three Months Ended September 30,
                                                                        (Amounts in thousands)
Average Balances                                         2005                      2004                  Change
                                                         ----                      ----                  ------
Earning assets ....................................     $292,423                 $273,700               $18,723
Earning assets yield ($) ..........................     $  5,316                 $  3,892               $ 1,424
Earning assets yield, annualized (%) ..............        7.21%                    5.64%                 1.57%
Interest-bearing liabilities ......................     $256,472                 $235,795               $20,677
Cost of funds ($) .................................     $  2,068                 $  1,345               $   723
Cost of funds, annualized (%) .....................        3.20%                    2.26%                 0.94%
Interest Spread ($) ...............................     $  3,248                 $  2,547               $   701
Interest Spread (%) ...............................        4.01%                    3.38%                 0.63%

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



                                  First South Bancorp, Inc.

                                s/Barry L. Slider
November 14, 2005                 ---------------------------------------------
                                  Barry L. Slider, President and Chief Executive
                                  Officer


                                s/V. Lewis Shuler
                                  ---------------------------------------------
                                  V. Lewis Shuler, Executive
                                  Vice President (Principal Accounting Officer)