Form 10KSB
period 2005-12-31
FIRST SOUTH BANCORP INC
filed 2006-03-30
CIK 1097631

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005                File Number 000-28037

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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act { }

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes {X}   No { }

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

         Indicate by check mark whether the registrant is a shell company (as
Defined in Rule 126-2 of the Exchange Act).  Yes { }   No {X}

         The issuer's revenues for its most recent fiscal year were $21,725,929.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2006 was approximately $35,776,030. As of February 28, 2006, there were 1,750,444 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes {  }  No {X}

                                     Part 1

Item 1.  Description of Business.

General

         First South Bancorp, Inc., (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, First South Bank (the "Bank"). The Company was organized in 1999 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions (the "State Board") and granted by the Secretary of State of South Carolina. The Bank was organized in 1996. The Bank conducts its activities from its main office and a branch office, opened in 1997, in Spartanburg, South Carolina, a branch opened in March, 2000 in Columbia, South Carolina, a branch opened in July, 2003 in Hilton Head Island, South Carolina, and a loan production office opened in 2003 in Asheville, North Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg, Richland, and Beaufort Counties in South Carolina and Buncombe County in North Carolina. In addition, the Bank also makes other authorized investments. As of December 31, 2005, the Bank employed 58 persons on a full time equivalent basis.

Competition

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 30, 2005. At that time, in Spartanburg, 13 banks, savings and loans, and savings banks with 43 branch locations competed for aggregate deposits of approximately $2.086 billion. The Bank has a city-wide deposit market share of 7.20% and a market share rank of 7 out of the 13 competitors. The Bank also has a full-service branch located in the city of Columbia, South Carolina and Bluffton, South Carolina. The Columbia branch has a market share of .80%, and the Bluffton branch has a market share of 1.86%.

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

         The banking industry is significantly affected by prevailing economic conditions as well as by government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at banks are influenced by a number of economic factors, including interest rates, competing instruments, levels of personal income and savings and the extent to which interest on retirement savings accounts is tax deferred. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry and availability of funds. Primary sources of funds for lending activities include savings deposits, income from investments, loan principal repayments, and proceeds from sales of loans to conventional participating lenders.

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

         The Company is also subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued there under by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

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

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits. See "Other Safety and Soundness Regulations - Prompt Corrective Action" below.

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

         The Company and the Bank met all requirements to be well capitalized at December 31, 2005.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material affect on The Bank in 2006

Regulation of the Bank

         The Bank is subject to regulation and examination by the FDIC and the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated there under, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated there under, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

Item 2.  Description of Property.

     The Bank owns the real property at 1450 John B. White, Sr., Blvd., Spartanburg, South Carolina, where its main offices are located. The Bank also owns the real property adjacent to its main office at 1460 John B. White, Sr. Blvd, Spartanburg, South Carolina. A portion of this facility houses deposit operations and the financial services division of the Bank. The remaining space is used for several tenants and would allow further expansion of the main office. The Bank leases the properties at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, 1333 Main Street, Columbia, South Carolina, 7 Arley Way, Hilton Head, South Carolina. All properties are believed to be well suited for the Bank's needs.

Item 3.  Legal Proceedings.

         On May 6, 2002, Lisa Lesavoy, as successor trustee, filed a complaint in the United States District Court for the District of South Carolina against the Corporation and an employee of the Corporation's subsidiary, as well as against eight other entities and individuals. The complaint alleged that one of the individual defendants (not the employee) was the plaintiff's predecessor trustee and breached various duties to the two trusts in question all to the financial detriment of the trusts. The complaint further alleges that the Corporation and the employee by lending to and arranging credit transactions for the trusts, together with the other defendants, aided and abetted the prior trustee's breaches and violated the Racketeer Influenced and Corrupt Organizations (RICO) Act. The complaint sought monetary damages and attorney fees. The claims filed under the RICO Act were summarily dismissed by the court in 2003. The Corporation settled the remaining complaint allegations through mediation in June of 2005 and recorded a pretax settlement expense of $ 1,677,155.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock, Stockholders and Dividends

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System. During 2005, management was aware of a few transactions in which the Company's common stock traded in a range from $27.00 to $35.50 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 28, 2006, there were approximately 508 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Recent Sales of Unregistered Securities

         During 2005, the Company did not issue any unregistered shares of Common Stock pursuant to the Company's stock option plan, except for those previously reported.

 Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

Earnings Performance

         The Company had net income from operations for the year ended December 31, 2005, of $3,400,004, or $1.97 per share, compared to net income for the year ended December 31, 2005, of $3,000,055 or $1.87 per common share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $12,669,011 for 2005, as compared to $10,102,590 for 2004. The Company also had other operating Income (principally service charges, fees and commissions) of $915,831 in 2005 and $1,189,247 in 2004. The Company provided $561,086 and $705,522 to its allowance for loan losses in 2005 and 2004, respectively, and had other ordinary operating expenses(principally salaries and benefits and occupancy and equipment expenses) of $6,004,254 in 2005, and $5,930,260 in 2004. The Company also recorded in 2005 an extraordinary expense of $1,677,155 resulting from the mediated settlement of the legal complaint filed in May 2002, as discussed in
Part 1, Item 3 - Legal Proceedings.

Net Interest Income

         Net interest income is the amount of interest earned on interest earning assets (loans, investment securities, interest-bearing deposits in other banks and federal funds sold), less the interest expenses incurred on interest bearing liabilities (interest bearing deposits and borrowed money), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities, and the relative funding of these assets.

         For the year ended December 31, 2005, net interest income was $12,669,011. During the year ended December 31, 2004, net interest income was $10,102,590. The 25.4% increase in net interest income in 2005 can be primarily attributed to the two hundred basis point increase in the prime rate during the year. The extent of the Company's asset sensitivity (a balance sheet position in which earning assets reprice more frequently than interest-bearing liabilities) in the rising interest rate environment of 2005 contributed significantly to the increase in net interest income. The increase in average earning assets in 2005 of $33.1 million, especially as compared to the increase in average interest-bearing liabilities during the same period of 30.7 million, was also a significant contributor to the increase in net interest income. These two factors served as the primary basis for the improvement of the interest spread between the earning assets yield and interest-bearing liabilities funding cost of 35 basis points, from 3.52% in 2004 to 3.87% in 2005, and the increase in the net interest margin of 44 basis points, from 3.81% in 2004 to 4.25% in 2005.

           The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2005, 2004, and 2003.

                                                                  Average Balances, Yields, and Rates
                                                                         (Dollars in Thousands)
                                                                        Year Ended December 31,
                                                                        -----------------------

                                                       2005                          2004                           2003
                                                       ----                          ----                           ----
                                                       Interest                      Interest                       Interest
                                           Average     Income/  Yields/  Average     Income/  Yields/   Average     Income/  Yields/
                                           Balances(1) Expense  Rates    Balances(1) Expense  Rates     Balances(1) Expense  Rates
                                           ----------- -------  -----    ----------- ------  -----     ------------ ------  -----
Assets

Due From banks -
Interest-bearing                           $ 15,705    $   506  3.22%    $  9,266    $   137  1.48%    $  6,761    $    70  1.04%
Investment securities (2)                    24,398        932  3.82%      16,759        598  3.57%      13,666        533  3.90%
Loans (3) (4)                               257,949     19,372  7.51%     238,958     14,576  6.10%     194,944     12,282  6.30%
                                           --------    -------                       -------                       -------
Total interest earning assets               298,052    $20,810  6.98%     264,983    $15,311  5.78%     215,374    $12,884  5.98%
Cash and due from banks                       5,555                         4,715                         4,663
Valuation reserve for investment
securities                                    (150)                            27                           100
Allowance for loan losses                   (3,035)                       (2,694)                        (2,144)
Premises and equipment                        5,268                         5,369                         4,217
Investment in Trust                             155                           142                             -
Other assets                                  4,692                         3,780                         3,630
                                           --------                      --------                      --------
Total assets                               $310,537                      $276,322                      $225,840
                                           ========                      ========                      ========
Liabilities and shareholders' equity
Interest bearing transaction accounts      $ 38,481    $   976  2.54%    $ 33,917    $   586  1.73%    $ 33,729    $   579  1.72%
Savings                                      49,612      1,276  2.57%      47,889        845  1.76%      34,094        613  1.80%
Time deposits $100,000 and over              44,868      1,505  3.35%      35,525        850  2.39%      28,312        699  2.47%
Other time deposits                         108,713      3,487  3.21%      93,294      2,218  2.38%      80,867      2,035  2.52%
                                           --------    -------           --------    -------           --------    -------
Total interest bearing deposits            $241,674    $ 7,244  2.99%    $210,625    $ 4,499  2.14%    $177,002    $ 3,926  2.22%
Retail repurchase agreements                  4,706        127  2.70%       5,156         47  0.91%       4,903         25  0.51%
Subordi nated debt                            5,000        311  6.22%       4,583        201  4.39%           -          -  0.00%
Other Borrowed Funds - Long Term             10,000        452  4.52%      10,543        461  4.37%      10,672        460  4.31%
Other Borrowed Funds - Short Term               238          7  2.94%         543          9  1.66%         672          8  1.19%
                                           --------    -------                             -           --------    -------
Total interest bearing liabilities         $261,618    $ 8,141  3.11%    $231,450    $ 5,217  2.25%    $192,577    $ 4,411  2.29%
Non-interest bearing demand deposits         17,450                        20,837                        16,046
Other liabilities                             2,508                         2,088                         1,854
Shareholders' equity                         28,961                        22,490                        15,363
                                           --------                      --------                      --------
Total liabilities and  shareholders'
equity                                     $310,537                      $276,865                      $225,840
                                           ========                      ========                      ========
Interest rate spread (5)                                        3.87%                         3.52%                         3.69%
Net interest income and net yield on
earning  assets (6)                                    $12,669  4.25%                $10,094  3.81%                $ 8,473  3.93%
Interest free funds supporting
earning assets (7)                         $ 36,434                      $ 34,076                      $ 22,797

(1)  Average balances are computed on a daily basis.
(2)  Average investment securities include $183,796 Tax Exempt securities.
(3) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis and excludes impact of deferred loan origination fees.
(4) Interest income on loans for 2005, 2004, and 2003, included total loan fees of $1,039, $993, and $893, respectively.
(5) Total interest earning assets yield less the total interest bearing liabilities rate.
(6) Net interest income divided by total interest earning assets (net interest margin).
(7)  Total interest earning assets less total interest bearing liabilities.

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

                                                   Year Ended December 31,
                                                    2005 compared to 2004
                                                 Increase (Decrease) Due to
                                                   (Dollars in thousands)

                                                Volume       Rate        Total
                                                ------       ----        -----
Interest earned on:
  Due from banks-interest-bearing ........     $    95      $   274     $   369
  Invesments .............................         272           62         334
  Net Loans ..............................       1,159        3,637       4,796
                                               -------      -------     -------

Total Interest Income ....................     $ 1,526      $ 3,973     $ 5,499
                                               -------      -------     -------

Interest paid on:
  Interest Checking ......................     $    79      $   311     $   390
  Savings Deposits .......................          30          401         431
  Time Deposits 100,000 and over .........         224          431         655
  Other time deposits ....................         366          903       1,269
  Retail Repurchase Agreements ...........          (4)          84          80
  Subordinated Debt ......................          18           92         110
  Other Borrowed Funds ...................         (13)          11          (2)
                                               -------      -------     -------

Total Interest Expense ...................     $   700      $ 2,233     $ 2,933
                                               -------      -------     -------

Change in Net Interest Income ............     $   826      $ 1,740     $ 2,566
                                               =======      =======     =======

During the year 2006 management expects that interest rates will continue to rise slightly. Slight improvements in net interest income for 2006 are expected to be the result of increases in the volume and rates. Management expects to continue following the market strategies which it has employed to date.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2005 of $29.1 million for a cumulative gap ratio of 111.65%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at December 31, 20045, with respect to the one year time horizon. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

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

                                                                              Interest Sensitivity Analysis
                                                                        Repricing Schedule as of December 31, 2005
                                                                                  (Amounts in thousands)

                                                            Within          4-12       After One Year      After
                                                           3 Months        Months       to Five Years    Five Years         Total
                                                           --------        ------       -------------    ----------         -----
Interest Earning Assets

Interest-bearing deposits in other banks ..........      $  13,510       $       -        $       -       $       -        $  13,510
Other investments (Book Value)* ...................          4,052           7,766           14,490           4,605           30,913
Loans**
  Fixed rate ......................................          4,992           9,733           11,787           1,238           27,750
  Variable rate ...................................        238,889               -                -               -          238,889
                                                         ---------       ---------        ---------       ---------        ---------
Total interest earning assets .....................      $ 261,443       $  17,499        $  26,277       $   5,843        $ 311,062
                                                         =========       =========        =========       =========        =========
Interest Bearing
Liabilities
  Interest bearing deposits
    Interest bearing transaction accounts .........      $  34,497              $-               $-              $-        $  34,497
    Savings .......................................         45,784               -                -          45,784
    Time deposits $100,000 and over ...............         11,201          35,361            7,234               -           53,796
    Other time deposits ...........................         31,496          75,459           10,783               -          117,828
                                                         ---------       ---------        ---------       ---------        ---------
      Total interest bearing deposits .............      $ 122,978       $ 110,820        $  18,107              $-        $ 251,905
    Retail  repurchase
agreements ........................................          5,740                                -               -            5,740
    Subordinated debt .............................          5,000               -                -               -            5,000
    Other borrowed funds ..........................          5,298               -                -          10,000           15,298
                                                         ---------       ---------        ---------       ---------        ---------

Total interest bearing liabilities ................      $ 139,016       $ 110,820        $  18,107       $  10,000        $ 277,943
                                                         =========       =========        =========       =========        =========

Interest Sensitivity Gap ..........................      $ 122,427       $ (93,321)       $   8,170       $  (4,157)       $  33,119
Cumulative interest sensitivity gap ...............      $ 122,427       $  29,106        $  37,276       $  33,119
Gap ratio .........................................         188.07%          15.79%          145.12%          58.43%
Cumulative gap ratio ..............................         188.07%         111.65%          113.91%         111.92%

*includes restricted FHLB stock $1,269
** excludes loans in non-accrual status totaling $1,893

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses at any given reportable period is the result of applying the methodology discussed in the section under the heading "Allowance for Loan Losses." The Bank provided $561,086, $705,522, and $949,302 to the allowance during the years ended
December 31, 2005, 2004, and 2003 respectively. The decreases of $144,436 in 2005 and $243,780 in 2004 were primarily due to slower growth in loans. Total loans grew by $13.8 million in 2005 and $27.5 million in 2004.

Other Income

         Other income, which consists primarily of mortgage banking loan fees, loan brokerage fees, service charges on deposit accounts, and other commissions and fees income, decreased by $273,802, or 23.0% to $915,445 in 2005 from $1,189,247 in 2004. The overall decline resulted from a decline in all Other Income categories. Service charges, commissions and fees income declined by $42,241, or 6.1%; loan brokerage fees declined by $77,722, or 32.2%, mortgage loan fees declined by $76,697, or 60.0%. The remainder of the total $273,802 decline, $77,142, was due almost exclusively to the difference between the amounts received in 2004 and 2005 from the sale of bank owned assets.


Other Expenses

         Other expenses, those non-interest expenses most commonly referred to as other operating expenses, increased by $1,770,807, or 29.9%, in 2005. However, most of the net increase on other expenses resulted from the $1,677,155 litigation settlement expense discussed in Part 1, Item 3 Legal Proceedings. Excluding this extraordinary expense item, the total of other expenses increased by only $93,652, or 1.6%, with some categories of other expenses declining in 2005 from 2004. Most notable of the categories with a declining annual expense were occupancy and equipment expense, down $63,223, or 7.7%, and expenses related to use of third party providers of services exclusive of data processing services. The total of the other outside services expense category decreased by $44,348, or 34.5%. The categories of other expenses having the largest dollar increase were salaries and benefits expense, up $182,619, or 5.1%, and data processing expense, up $21,553, or 1.1%.

Income Taxes

         During the year ended December 31, 2004, the Company accrued $1,700,000 for current income taxes. The Company accrued $1,946,300 for current income taxes during 2005. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes. These accounting timing differences resulted in a deferred income tax benefit of $24,000 being recognized in 2005, and $44,000 being recognized in 2004.

Investment Portfolio

         As of December 31, 2005, the book value of the Company's investment portfolio comprised approximately 9.5 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2005, 2004, and 2003.

Securities Portfolio Composition
(dollars in thousands)

                                             December 31, 2005                 December 31, 2004          December 31, 2003
                                             -----------------                -----------------          -----------------
                                                   Net                               Net                          Net
                                                 Unrealized                       Unrealized                    Unrealized
                                         Book     Holding     Fair       Book      Holding      Fair     Book    Holding      Fair
                                        Value    Gain/(Loss) Value       Value    Gain/(Loss)  Value    Value   Gain/(Loss)  Value
                                        -----    -----------------       -----    -----------  -----    -----   -----------  -----
Available for sale:
U. S. Government agency obligations   $ 21,490   $   (264)  $ 21,226   $ 16,499   $    (18)  $ 16,481  $  9,498  $     47   $  9,545
State and local obligations .......        123          6        129        123          4        127       123         5        128
Mortgage-backed securities ........        766        (24)       742        961        (16)       944         -         -          -
Restricted FHLB Stock .............      1,269          -      1,269        954          -        954       700         -        700
                                      --------   --------   --------   --------   --------   --------  --------  --------   --------
                                      $ 23,648   $   (282)  $ 23,366   $ 18,536   $    (30)  $ 18,506  $ 10,321  $     52   $ 10,373
                                      ========   ========   ========   ========   ========   ========  ========  ========   ========
Held for investment:
U.S. Government Agency obligations    $  6,000   $     (2)  $  5,998   $  1,004   $     (1)  $  1,003  $  1,011  $     13   $  1,024
Trust Preferred securities ........        481        153        634        479        133        613       478       127        605
State and local obligations .......          -          -          -        375         10        385       375        12        387
Mortgage-backed securities ........        783         12        795      1,500         39      1,539     2,010         7      2,017
                                      --------   --------   --------   --------   --------   --------  --------  --------   --------
                                      $  7,264   $    163   $  7,427   $  3,358   $    181   $  3,539  $  3,874  $    159   $  4,033
                                      ========   ========   ========   ========   ========   ========  ========  ========   ========

         On an ongoing basis, management assigns securities upon purchase into one of two categories (available-for-sale or held-to-maturity) based on whether it has the intent to hold the securities to maturity, taking into consideration factors such as expectations for changes in market interest rates, liquidity needs, asset/liability management strategies, and capital requirements. The Company does not maintain a securities trading account.

         The following table presents scheduled maturities of debt securities at December 31, 2005. Available-for-sale securities are stated at estimated fair value and held-for-investment securities are stated at amortized cost.

Securities Portfolio Maturities

                                                                                       Analysis of Investment Securities
                                                                                               December 31, 2005
                                                                                            (dollars in thousands)

                                                                                  Available-for-Sale            Held-for-Investment
                                                                                  ------------------            -------------------
                                                                              Amortized       Estimated       Amortized    Estimated
                                                                                Cost          Fair Value        Cost      Fair Value
                                                                                ----          ----------        ----      ----------
U.S. Government Agency Obligations Due in one year or less ............       $  9,000        $  8,938         $    -         $    -
    Due after one through five years ..................................         10,491          10,327          4,000          3,990
    Due after five through ten years ..................................          1,000             985          2,000          2,008
    Due after ten years ...............................................          1,000             976              -              -
State and local obligations (1)
    Due after ten years ...............................................            123             129              -              -

Trust Preferred securities
    Due after ten years ...............................................              -               -            481            634
Mortgage Backed securities ............................................            766             742            783            795

Equity Securities .....................................................          1,269           1,269              -              -

Total (2)(3)

    Due in one year or less ...........................................       $  9,000        $  8,938         $    -         $    -
    Due after one through five years ..................................         10,491          10,327          4,000          3,990
    Due after five through ten years ..................................          1,000             985          2,000          2,008
    Due after ten years ...............................................          1,123           1,105            783            795

(1)  Not adjusted for tax equivalency
(2)  Excludes equity securities
(3) Weighted average yields on debt securities scheduled to mature in less than one year, one to five years, five to ten years, and after ten years are 2.57%, 3.46%, 3.96% and 4.54%, respectively. Due to call features (the ability of the issuing entity to redeem a security on a specified date prior to maturity), the yields shown for the four maturity ranges are disclosed for information purposes only as of December 31, 2005, and are likely to change.

  Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, or any foreign loans.

         The amount of loans outstanding at December 31, 2005, 2004, 2003, 2002, and 2001 are shown in the following table according to type of loan.

Loan Portfolio Composition

                                                                                      December 31,
                                                                                      ------------
                                                       2005             2004             2003              2002             2001
                                                       ----             ----             ----              ----             ----
Commercial, financial and agricultural ........   $  45,229,728    $  46,728,921    $  51,523,910    $  47,099,954    $  36,270,381
Real estate - construction ....................      14,041,295       17,223,132       14,345,975       14,211,986       13,097,957
Real estate  - mortgage .......................     208,851,125      190,325,765      160,813,718       96,495,309       76,168,473
Consumer ......................................         409,653          470,787          554,999        1,053,596          629,235
                                                  -------------    -------------    -------------    -------------    -------------
    Total loans ...............................     268,531,801      254,748,605      227,238,602      158,860,845      126,166,046

Less allowance for loan losses ................      (3,000,000)      (2,900,000)      (2,600,000)      (1,750,000)      (1,450,000)
                                                  -------------    -------------    -------------    -------------    -------------

Total Loans, net of allowance for loan losses .   $ 265,531,801    $ 251,848,605    $ 224,638,602    $ 157,110,845    $ 124,716,046
                                                  =============    =============    =============    =============    =============

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

         Loans secured by real estate mortgages comprised nearly 78% of the Bank's loan portfolio at December 31, 2005. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

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

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2005, the Company had twelve loans totaling $1,892,763 on non-accrual status. Net income for 2005 includes no interest income on these loans. Had these loans been current in accordance with their original terms, $117,463 of additional interest income would have been recorded in 2005. At December 31, 2004, the Company had three loans totaling $350,167 on non-accrual status.

The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                               December 31,
                                                                                               ------------
                                                                                          (dollars in thousands)
Non-performing Assets                                                2005           2004           2003           2002         2001
                                                                     ----           ----           ----           ----         ----

Non-performing loans:
  Non-accrual loans ........................................        $1,893         $  350         $  295         $  112        $  -
  Past due 90 days or more .................................            57              -              -              -           -
  Other restructured loans .................................             -              -              -              -           -
                                                                    ------         ------         ------         ------        ----
Total non-performing loans .................................        $1,950         $  350         $  295         $  112        $  -
Real estate acquired in settlement of loans ................           520            520              -            625           -
                                                                    ------         ------         ------         ------        ----
Total non-performing assets ................................        $2,470         $  870         $  295         $  737        $  -
                                                                    ======         ======         ======         ======        ====
Non-performing assets as a
  Percentage of loans and
  other real estate ........................................          0.90%          0.34%          0.13%          0.46%       0.00%

Allowance for loan losses as
  a percentage of non-performing loans .....................        153.80%        828.57%        881.36%        1,562.50%      NA

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are neither included in non-accrual status, nor loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2005 the total amount of loans determined by management to be potential problem loans was $735,000. This amount consisted of loans made to eight borrowers.

Real Estate Owned

         The Company foreclosed on real estate collateral during the year ended December 31, 2004 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $520,234.

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

       In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Company, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2005.

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

         Management also performs periodic reviews of the Company's off-balance sheet credit risks, such as unfunded loan commitments and standby letters of credit. When these reviews identify a probable loss, a separate loss reserve is established. The review performed at December 31, 2005, as well as those performed throughout the 2005 year, did not identify an off-balance sheet risk upon which a reserve should be established.

                                                                                    Summary of Loan Loss Experience
                                                                                         (Dollars in thousands)
                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                      2005          2004          2003          2002          2001
                                                                      ----          ----          ----          ----          ----

Total loans outstanding at end of period .....................      $268,532      $254,749      $227,239      $158,861      $102,333
Average amount of loans outstanding ..........................       257,949       238,958       194,944       141,269       126,166

Balance of allowance for loan losses - beginning .............         2,900         2,600         1,750         1,450         1,055
                                                                    --------      --------      --------      --------      --------
Loans charged off

Commercial & industrial ......................................           112            10           114           375            49
Real estate-mortgage .........................................           365           409            20            18             -
Other ........................................................             -             2
Consumer installment * .......................................             3             -         1,674             -             2
                                                                    --------      --------      --------      --------      --------
Total charge-offs ............................................           480           421         1,808           393            51

Recoveries of loans previously charged-off

Commercial & industrial ......................................             3             6            35             -             -
Real estate-mortgage .........................................            16            10             -            17             -
Consumer installment * .......................................             -             -         1,674             1             1
                                                                    --------      --------      --------      --------      --------
Total recoveries .............................................            19            16         1,709            18             1

Net charge-offs ..............................................           461           405            99           375            50

Additions to allowance charged to expense ....................           561           705           949           675           445
                                                                    --------      --------      --------      --------      --------

Balance of allowance for loan losses - ending ................      $  3,000      $  2,900      $  2,600      $  1,750      $  1,450
                                                                    --------      --------      --------      --------      --------

Ratios
                                                                        2005        2004       2003        2002        2001
                                                                        ----        ----       ----        ----        ----
Net charge-offs during period to average loans outstanding
   during period ..................................................    0.17%       0.16%      0.05%       0.27%       0.05%
Net charge-offs to loans at end of period .........................    0.17%       0.15%      0.04%       0.24%       0.04%
Allowance for loan losses to average loans ........................    1.16%       1.21%      1.33%       1.10%       1.21%
Allowance for loan losses to loans at end of period ...............    1.11%       1.14%      1.14%       1.10%       1.15%
Nonperforming loans to allowance for loan losses at end of
   period .........................................................   65.00%      12.06%     11.35%       6.40%      27.31%
Net charge-offs to allowance for loan losses ......................   15.36%      13.98%      3.81%      21.43%       3.45%
Net charge-offs to provision for loan losses ......................   82.17%      57.48%     10.43%      55.56%      11.23%


*The amount of consumer loan losses in 2003, which was matched dollar-for-dollar by the amount of consumer loan recoveries, consisted solely of deferred presentment loans. The bank ceased to make this type of loan in the fourth quarter of 2003.

     The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2005, 2004, 2003, 2002, and 2001 compared with the percent of loans in the applicable categories to total loans.

                                              Allocation of Allowance for Loan Losses
                                                     Period Ended December 31,
                                                      (Dollars in thousands)
                                         2005              2004                2003                  2002                2001
                                  ----------------   -----------------   -----------------   ------------------   ------------------
                                              % of                % of               % of                  % of               % of
                                  Amount     Loans   Amount      Loans   Amount      Loans   Amount       Loans   Amount      Loans
                                  ------     -----   ------      -----   ------      -----   ------       -----   ------      -----
Commercial and industrial .....  $  990      33.00%  $  965      33.27%  $1,017      39.10%  $  858       49.00%  $  703      48.50%
Real estate - construction ....     330      11.00%     321      11.07%     290      11.20%     210       12.00%     174      12.00%
Real estate - mortgage ........   1,660      55.33%   1,594      54.97%   1,272      48.90%     656       37.50%     551      38.00%
Consumer installment ..........      20       0.67%      20       0.69%      21        .80%      26        1.50%      22       1.50%
                                 ------     ------   ------     ------   ------     ------   ------      ------   ------     ------
Total .........................  $3,000     100.00%  $2,900     100.00%  $2,600     100.00%  $1,750      100.00%  $1,450     100.00%
                                 ======     ======   ======     ======   ======     ======   ======      ======   ======     ======

Deposits

         The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2004, 2003, and 2002 are summarized below:

                                                                                                Average Deposits

                                                                                                  December 31,
                                                                                                  ------------
                                                                                   2005               2004                2003
                                                                                   ----               ----                ----
                                                                            Amount     Rate     Amount    Rate       Amount    Rate
                                                                            ------     ----     ------    ----       ------    ----
                                                                                              (Dollars in thousands)

Noninterest bearing demand ............................................   $ 17,450             $20,837             $ 16,046
Interest bearing transaction accounts .................................     38,481    2.54%     33,917    1.73%      33,729    1.72%
Savings ...............................................................     49,612    2.57%     47,889    1.77%      34,094    1.80%
Time deposits - $100,000 and over .....................................     44,868    3.35%     35,525    2.39%      28,312    2.47%
Other time deposits ...................................................    108,713    3.21%     93,294    2.38%      80,867    2.52%
                                                                          --------    -----    -------    -----    --------    -----

Total interest bearing deposits .......................................   $241,674    2.99%    $210,62  5 2.14%    $177,002    2.22%
                                                                          ========    =====    =======  = =====    ========    =====


         As of December 31, 2005, the Bank held $53,796,000 in time deposits of $100,000 or more, with approximately $11,201,000 with maturities within three months, $35,361,000 with maturities over three through twelve months, and $7,234,000 with maturities over twelve months. Wholesale time deposits generated through corporations, banks, credit unions, etc., on a national level totaled approximately $21,887,000 as of December 31, 2005. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.


Borrowed Funds

         Major sources of borrowed funds in 2005 and 2004, other than deposits, were retail repurchase agreements and Federal Home Loan Bank advances.

         Retail repurchase agreements are short-term borrowings from commercial customers collateralized by government or government agency securities and repayable with interest. At December 31, 2005 and 2004, the Company had $5,740,153 and $4,700,237 in retail repurchase agreements, respectively. The weighted average interest rates for retail repurchase agreements outstanding at December 31, 2005 and 2004 were 3.40% and 1.73%, respectively, and those repurchase agreements all had next day maturities. The maximum amount of retail repurchase agreements at the end of any month was $6,413,256 in 2005 and $7,031,903 in 2004. The approximate average amount of outstanding retail repurchase agreements was $4,706,156 in 2005 and $5,155,915 in 2004 and approximate weighted interest rates were 2.70% in 2005 and .91% in 2004.

         At December 31, 2005, the Company had three advances of $5 million each outstanding from the Federal Home Loan Bank of Atlanta.("FHLB') These advances were collateralized by a lien on qualifying first mortgage loans in an amount necessary to satisfy outstanding indebtedness plus accrued interest. One $5 million advance was a daily rate credit advance with a 4.44% rate on December 31, 2005, and the other two $5 million advances carried fixed interest rates of 4.3% and 4.6% with scheduled maturities in February and March 2011. Both of the fixed rate advances had call provisions which had passed their initial call dates and thus become callable at any time prior to maturity. The approximate annual average amount of such borrowings outstanding in 2005 and 2004 was $10 million. The approximate weighted interest rate for 2005 and 2004 was 4.45%. The maximum amount of such advances outstanding at the end of any month in 2005 and 2004 was $15 million and $12.2 million, respectively.

         In 2004 the Company issued subordinated debt in the amount of $5,155,000 to FSBS Capital Trust I. The subordinated debt matures in 2034 and has a variable interest rate. The average amount outstanding in 2005 was $5,155,000 and had an approximate weighted average rate of 6.22%. In 2004 the average amount outstanding was 4,583,000 and the approximate weighted average interest rate was 4.39% (see Note 8 to the Consolidated Financial Statements).

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for each period indicated.

                                                Year ended December 31,
                                                -----------------------
                                              2005        2004        2003
                                              ----        ----        ----

Return on average assets ................     1.09%       1.08%       0.93%
Return on average equity ................    11.73%      13.33%      13.70%
Dividend payout ratio ...................     0.00%       0.00%       0.00%
Equity to assets ratio ..................     9.32%       8.13%       6.80%

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 62 % of total assets at December 31, 2005. Asset liquidity is provided from several sources, including amounts due from banks, and funds from maturing investments and loans. The Bank is a member of the FHLB and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2005, the Company had three $5,000,000 advances from the FHLB consisting of one $5,000,000 advance borrowed on a daily rate basis and two ten year $5,000,000 fixed rate loan advances. Both of the fixed rate advances are presently callable. The Company also has additional lines of credit with other banks in the form of federal funds lines in the amount of $12,000,000. The Company has never drawn on any of these federal funds lines. Management believes that the Company's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business.

Capital Resources

         The equity capital of the Company increased $4,027,348 during 2005 and by $10,434,729 in 2004. The increase in 2005 resulted from an increase in retained earnings of $3,400,004, a reduction in other comprehensive income of $156,434, and additional paid-in capital of $783,778 from the exercise of stock options. The increase in 2004 resulted from an increase in retained earnings of $3,000,055, a reduction in other comprehensive income of $50,693, additional paid-in capital of $3,300 from the exercise of stock options, and the net proceeds of $7,482,067 from private issuance of 300,000 shares of common stock.

Both the Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the decline in the capital position of a bank below certain levels. Increasingly stringent regulatory corrective actions are mandated.

At December 31, 2005, both the Company and the Bank met all of the minimum capital adequacy standards and the Bank met the requirements to be well capitalized under the prompt correction action provision of the Federal Deposit Insurance Act.. Capital ratios are presented in the table below, compared with the minimum ratios and amounts necessary to be "well capitalized" under FDIC regulatory definitions and guidelines.

The Bank                                                                                                          To Be Well
                                                                                                              Capitalized Under
                                                                                     For Capital              Prompt Corrective
                                                                                  Adequacy Purposes           Action Provisions
As of December 31, 2005                                   Actual                      Minimum                      Minimum
                                                          ------                      -------                      -------
                                                 Amount           Ratio        Amount         Ratio        Amount           Ratio
                                                 ------           -----        ------         -----        ------           -----
Total Capital
(To Risk Weighted Assets) ..............       $37,660,000        13.98%    $21,550,640        8.00%    $26,938,300        10.00%
Tier I Capital
(To Risk Weighted Assets) ..............       $29,760,000        11.05%    $10,775,320        4.00%    $16,162,980         6.00%
Tier I Capital
(To Average Assets) ....................       $29,760,000         9.21%    $12,923,840        4.00%    $16,154,800         5.00%

The Holding Company                                                                                               To Be Well
                                                                                                              Capitalized Under
                                                                                     For Capital              Prompt Corrective
                                                                                  Adequacy Purposes           Action Provisions
As of December 31, 2005                                   Actual                      Minimum                      Minimum
                                                          ------                      -------                      -------
                                                 Amount           Ratio        Amount         Ratio        Amount           Ratio
                                                 ------           -----        ------         -----        ------           -----
                                                         (Dollars in thousands)
Total Capital
(To Risk Weighted Assets) ..............       $38,985,000        14.46%    $21,563,040       8.00%      $26,953,800        10.00%
Tier I Capital
(To Risk Weighted Assets) ..............       $35,985,000        13.35%    $10,781,520       4.00%      $16,172,280         6.00%
Tier I Capital
(To Average Assets) ....................       $35,985,000        11.13%    $12,927,840       4.00%      $16,159,800         5.00%

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


Off-Balance Sheet Arrangements

         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At December 31, 2005, the Bank had issued commitments to extend credit of $43.1 million through various types of lending arrangements. Of these commitments,
82.0 %, or $35.3 million, expire within one year, and 18.0 %, or $7.8 million, expire in more than one year or more. Past experience indicates that many of these commitments to extend credit will expire unused.

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

Item 7. Financial Statements.















                    FIRST SOUTH BANCORP INC. AND SUBSIDIARY

                  REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED
                        DECEMBER 31, 2005, 2004 AND 2003

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS



TABLE OF CONTENTS

                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .............       25

FINANCIAL STATEMENTS
   Consolidated balance sheets ......................................       26
   Consolidated statements of income ................................       37
   Consolidated statements of stockholders' equity ..................       28
   Consolidated statements of cash flows ............................       29

NOTES TO FINANCIAL STATEMENTS .......................................  30 - 50

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.








/s/Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
March 9, 2006

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                  2005                     2004
                                                                                                  ----                     ----
Assets
   Cash and due from banks .......................................................           $   5,022,070            $   4,092,178
   Interest-bearing deposits .....................................................              13,510,000                9,200,000
                                                                                             -------------            -------------
   Cash and cash equivalents .....................................................              18,532,070               13,292,178
   Securities available-for-sale .................................................              23,365,835               18,506,440
   Securities held-for-investment ................................................               7,264,070                3,358,447
   Loans, net ....................................................................             265,033,413              251,155,171
   Premises and equipment, net ...................................................               5,288,478                5,333,819
   Investment in FSBS capital trust ..............................................                 155,000                  155,000
   Other assets ..................................................................               5,093,214                4,629,282
                                                                                             -------------            -------------
         Total assets ............................................................           $ 324,732,080            $ 296,430,337
                                                                                             =============            =============
Liabilities and Stockholders' Equity
Liabilities
Deposits
   Noninterest-bearing demand ....................................................           $  13,820,544            $  18,632,817
   Interest bearing demand and savings ...........................................              80,280,670               86,078,673
   Time deposits .................................................................             171,623,759              143,163,587
                                                                                             -------------            -------------
         Total deposits ..........................................................             265,724,973              247,875,077
Retail repurchase agreements .....................................................               5,740,153                4,700,237
Other borrowed funds .............................................................              15,297,615               10,416,656
Subordinated debt ................................................................               5,155,000                5,155,000
Other accrued expenses and liabilities ...........................................               1,943,134                1,439,510
                                                                                             -------------            -------------
         Total liabilities .......................................................             293,860,875              269,586,480
Commitments and contingencies (Notes 12 and 14)
Stockholders' equity
   Common stock, no par value; 30,000,000 shares authorized;
     1,750,444 and 1,682,490 issued and outstanding at
     December 31, 2005 and 2004, respectively ....................................                       -                        -
   Paid-in capital ...............................................................              19,421,634               18,637,856
   Retained earnings .............................................................              11,624,866                8,224,862
   Accumulated other comprehensive loss ..........................................                (175,295)                 (18,861)
                                                                                             -------------            -------------
         Total stockholders' equity ..............................................              30,871,205               26,843,857
                                                                                             -------------            -------------
         Total liabilities and stockholders' equity ..............................           $ 324,732,080            $ 296,430,337
                                                                                             =============            =============

     The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                2005                   2004                 2003
                                                                                ----                   ----                 ----
Interest income
   Loans .........................................................         $ 19,371,996          $ 14,575,623          $ 12,282,117
   Securities
      U. S. Government and agency obligations ....................              749,803               450,766               431,568
      State and local obligations ................................                9,583                25,998                26,016
      Mortgage backed securities .................................               80,085                48,791                     -
      Other securities ...........................................               92,569                72,745                74,993
   Deposits with banks ...........................................              506,063               137,366                70,064
                                                                           ------------          ------------          ------------
         Total interest income ...................................           20,810,099            15,311,289            12,884,758
                                                                           ------------          ------------          ------------
Interest expense
   Deposits
      Time .......................................................            4,991,986             3,068,349             2,734,418
      Interest-bearing demand and savings ........................            2,252,043             1,431,436             1,191,777
   Borrowed funds ................................................              452,943               458,431               457,528
   Other .........................................................              444,115               250,483                26,583
                                                                           ------------          ------------          ------------
         Total interest expense ..................................            8,141,087             5,208,699             4,410,306
                                                                           ------------          ------------          ------------
         Net interest income .....................................           12,669,012            10,102,590             8,474,452
Provision for loan losses ........................................              561,086               705,522               949,302
                                                                           ------------          ------------          ------------
         Net interest income after provision for
           loan losses ...........................................           12,107,926             9,397,068             7,525,150
                                                                           ------------          ------------          ------------
Noninterest income
   Service charges, fees, and commissions ........................              651,514               693,755               454,579
   Loan brokerage fees ...........................................              162,526               240,248               454,344
   Mortgage banking loan fees ....................................               51,162               127,859               233,305
   Other .........................................................               50,243               127,385               112,058
                                                                           ------------          ------------          ------------
         Total noninterest income ................................              915,445             1,189,247             1,254,286
                                                                           ------------          ------------          ------------
Noninterest expenses
   Salaries and employee benefits ................................            3,747,308             3,564,689             3,190,603
   Occupancy and equipment .......................................              760,252               823,475               635,843
   Legal expenses ................................................              170,288               172,056               263,765
   Data processing ...............................................              223,396               201,843               329,269
   Other outside services ........................................               84,149               128,497               262,986
   Litigation settlement .........................................            1,677,155                     -                     -
   Other .........................................................            1,038,519             1,039,700               866,703
                                                                           ------------          ------------          ------------
         Total other operating expenses ..........................            7,701,067             5,930,260             5,549,169
                                                                           ------------          ------------          ------------
         Income before income taxes ..............................            5,322,304             4,656,055             3,230,267
Current income tax expense .......................................            1,946,300             1,700,000             1,386,000
Deferred income tax benefit ......................................              (24,000)              (44,000)             (260,000)
                                                                           ------------          ------------          ------------
         Net income ..............................................         $  3,400,004          $  3,000,055          $  2,104,267
                                                                           ============          ============          ============
Earnings per common share ........................................         $       1.97          $       1.87          $       1.52
                                                                           ============          ============          ============
Diluted earnings per common share ................................         $       1.89          $       1.76          $       1.46
                                                                           ============          ============          ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2005, 2004 and 2003

                                                      Common                                         Accumulated
                                                       stock                                            other            Total
                                                     in number        Paid-in          Retained      comprehensive   stockholders'
                                                     of shares        capital          earnings      income (loss)        equity
                                                     ---------        -------          --------      -------------        ------
Balance,
  December 31, 2002 .........................          920,780     $ 11,144,989     $  3,120,540     $     84,202      $ 14,349,731
  Exercised stock options ...................              600            7,500                -                -             7,500
  Comprehensive income:
     Net income .............................                -                -        2,104,267                -         2,104,267
     Net change in unrealized
       gain on securities
       available for sale, net
       of tax benefit of $32,098 ............                -                -                -          (52,370)          (52,370)
                                                                                                                       ------------
     Comprehensive income ...................                -                -                -                -         2,051,897
     Three-for-two common
       stock split ..........................          460,660                -                -                -                 -
                                                  ------------     ------------     ------------     ------------      ------------
Balance,
  December 31, 2003 .........................        1,382,040       11,152,489        5,224,807           31,832        16,409,128
  Exercised stock options ...................              450            3,300                -                -             3,300
  Issuance of common stock
     (300,000 shares at $25
     per share), net of expense
     of $17,933 .............................          300,000        7,482,067                -                -         7,482,067
  Comprehensive income:
     Net income .............................                -                -        3,000,055                -         3,000,055
     Net change in unrealized
       gain on securities
       available for sale, net
       of tax benefit of $31,070 ............                -                -                -          (50,693)          (50,693)
                                                                                                                       ------------
  Comprehensive income ......................                -                -                -                -         2,949,362
                                                  ------------     ------------     ------------     ------------      ------------
Balance,
  December 31, 2004 .........................        1,682,490       18,637,856        8,224,862          (18,861)       26,843,857
  Exercised stock options ...................           67,954          783,778                -                -           783,778
  Comprehensive income:
     Net income .............................                -                -        3,400,004                -         3,400,004
     Net change in unrealized
       gain on securities
       available for sale, net
       of tax benefit of $95,876 ............                -                -                -         (156,434)         (156,434)
                                                                                                                       ------------
  Comprehensive income ......................                -                -                -                -         3,243,570
                                                  ------------     ------------     ------------     ------------      ------------
Balance,
  December 31, 2005 .........................        1,750,444     $ 19,421,634     $ 11,624,866     $   (175,295)     $ 30,871,205
                                                  ============     ============     ============     ============      ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                      2005              2004              2003
                                                                                      ----              ----              ----
OPERATING ACTIVITIES
   Net income .............................................................      $  3,400,004       $  3,000,055       $  2,104,267
   Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation .......................................................           381,456            432,071            243,468
       Provision for loan losses ..........................................           561,086            705,522            949,302
       Gain on disposal of premises and equipment .........................                 -                  -             (6,453)
       (Gain) loss on sale of other real estate owned .....................                 -                  -             (3,549)
       (Gain) loss on sale of loans .......................................                 -            (78,783)                 -
       (Gain) loss on sale of bank investments ............................            (8,151)                 -                  -
       Increase in cash surrender value of life insurance .................           (30,325)           (30,344)           (37,090)
       Deferred tax provision .............................................           (24,000)           (44,000)          (260,000)
       Decrease (increase) in interest receivable .........................          (571,235)          (177,899)          (195,401)
       Decrease (increase) in other assets ................................           257,507           (829,848)           204,610
       Increase in accrued expenses and other liabilities .................           503,624             38,559            331,106
                                                                                 ------------       ------------       ------------
           Net cash provided by operating activities ......................         4,469,966          3,015,333          3,330,260
                                                                                 ------------       ------------       ------------
INVESTING ACTIVITIES
   Origination of loans, net of principal collected .......................       (14,431,177)       (28,199,269)       (67,880,945)
   Proceeds from matured/called securities available-for-sale .............         4,497,818          5,000,000         10,998,714
   Proceeds from matured/called securities held-for-investment ............         1,377,868                  -            518,503
   Proceeds from sale of securities available-for-sale ....................                 -          1,000,000                  -
   Purchase of securities available-for-sale ..............................        (9,804,288)       (14,001,975)        (6,600,000)
   Purchase of securities held-for-investment .............................        (6,000,000)                 -         (2,023,848)
   Proceeds from MBS principal paydowns ...................................           911,272            510,545                  -
   Proceeds from sale of other real estate owned ..........................                 -                  -            337,457
   Proceeds from disposal of premises and equipment .......................                 -                  -             20,487
   Purchases of premises and equipment ....................................          (336,116)          (246,905)        (2,880,721)
   Investment in trust ....................................................                 -           (155,000)                 -
                                                                                 ------------       ------------       ------------
           Net cash used for investing activities .........................       (23,784,623)       (36,092,604)       (67,510,353)
                                                                                 ------------       ------------       ------------
FINANCING ACTIVITIES
   Increase in deposits, net ..............................................        17,849,896         32,418,888         59,758,242
   Proceeds from exercise of stock options ................................           783,778              3,300              7,500
   Net (decrease) increase in retail repurchase agreements ................         1,039,916         (1,388,676)         2,859,176
   Net (decrease) increase in other borrowings ............................          (119,041)           181,103           (219,138)
   Proceeds of advances from FHLB .........................................         5,000,000         16,200,000          6,000,000
   Repayment of advances from FHLB ........................................                 -        (18,200,000)        (4,000,000)
   Proceeds from issuance of subordinated debt ............................                 -          5,155,000                  -
   Proceeds from stock issuance ...........................................                 -          7,482,067                  -
                                                                                 ------------       ------------       ------------
           Net cash provided by financing activities ......................        24,554,549         41,851,682         64,405,780
                                                                                 ------------       ------------       ------------
           Net increase in cash and cash equivalents ......................         5,239,892          8,774,411            225,687
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR ......................................................        13,292,178          4,517,767          4,292,080
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR ............................................................      $ 18,532,070       $ 13,292,178       $  4,517,767
                                                                                 ============       ============       ============
CASH PAID FOR:
   Interest ...............................................................      $  7,874,663       $  5,208,699       $  4,347,578
                                                                                 ============       ============       ============
   Income taxes ...........................................................      $  1,517,400       $  1,524,449       $  1,132,904
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


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

The following is a description of the significant accounting and reporting policies that First South Bancorp, Inc. and Subsidiary follows in preparing and presenting their financial statements.

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the Reporting period. Actual results could differ from those estimates.

Securities - Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified at acquisition into one of three categories and accounted for as follows:

     o securities held-for-investment are held-to-maturity and reported at amortized cost,
     o trading securities are reported at fair value with unrealized gains and losses included in earnings, or;
     o securities available-for-sale are reported at estimated fair value with unrealized gains and losses reported as a separate component of comprehensive income (net of tax effect).

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

There were no investments classified as trading securities at December 31, 2005 and 2004.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Securities available-for-sale included restricted equity securities of Federal Home Loan Bank of Atlanta stock in the amount of $1,268,800 and $954,200 at December 31, 2005 and 2004, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to purchase and maintain FHLB stock in an amount equal to a certain percentage of outstanding borrowings.

Loans and Allowance for Loan Losses - Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis. The accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, generally when the loan is 90 days delinquent. All interest accrued, but not collected for loans that are placed on nonaccrual, is reversed against interest income. A commercial loan is considered past due when a payment is not received by the next business day after the due date. A consumer loan is considered past due when a payment is not received within 30 days after the due date.

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

Other Real Estate Owned - Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Fair value is determined by appraisal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the carrying amount is supported by its current fair value. OREO is reported net of allowance for losses in the Company's financial statements.

Premises and Equipment - Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives which includes the remaining lease term and probable renewal periods. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expense as incurred.

Loan Origination Fees - Origination fees received and direct costs incurred are amortized to interest income over the contractual lives of the loans.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits. During the normal course of business, the Company may have cash deposits with banks that are in excess of federally insured limits. First South Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Cash and Cash Equivalents (continued) - The amounts of those reserve balances for the reserve computation periods for December 31, 2005 and 2004 were $1,603,000 and $1,585,000, respectively.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Earnings Per Common Share - Earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of outstanding stock options.

Stock Options - Financial Accounting Standards Board (FASB) Statement No 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for fiscal years ending after December 15, 2002 and are included in these financial statements.

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

                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                                  2005                2004                2003
                                                                                  ----                ----                ----
Net income - as reported .........................................         $   3,400,004         $   3,000,055        $    2,104,267
Net income - pro forma ...........................................             3,001,376             2,829,657             1,953,093
Earnings per common share - as reported ..........................                  1.97                  1.87                  1.52
Earnings per common share - pro forma ............................                  1.74                  1.76                  1.41
Diluted earnings per common share - as reported ..................                  1.89                  1.76                  1.46
Diluted earnings per common share - pro forma ....................                  1.67                  1.66                  1.35

The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R), which is effective on January 1, 2006, will require that the fair value of share-based payments to employees, including stock options, be recognized as compensation expense in the statement of income in the financial statements. Accordingly, the Company will implement the revised standard on January 1, 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB No. 25, under which it has not recognized any compensation expense for its stock option grants and related accounting interpretations, including FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for stock options.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Stock Options (continued) - On December 21, 2005, the board of directors approved accelerating the vesting of 30,705 unvested stock options. The accelerated vesting was effective as of December 30, 2005. All of the other terms and conditions applicable to the outstanding stock options remain unchanged.

The decision to accelerate vesting of these options will avoid recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123(R). In the Company's view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. The future pre-tax compensation expense that will be avoided, based upon the effective date of January 1, 2006, is expected to be approximately $ 138,000 and $ 134,000 in fiscal years 2006 and 2007, respectively. Based upon past experience, the Company believes the grantees of these stock options will remain as employees of the Company.

Fair Value of Financial Instruments - FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the value of the financial instruments held by the Company.

The following methods and assumptions were used to estimate the fair value for each class of financial instruments:

     Cash and Cash Equivalents - For cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits, the carrying value approximates fair value.

     Securities - The fair value of investments securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Restricted Federal Home Loan Bank of Atlanta (FHLB) stock is valued at cost.

     Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans with frequent repricing and no significant changes in credit risk approximates book value.

     Deposits and Borrowings - The fair value of fixed rate time deposits, borrowed funds and subordinated debt is estimated by discounting the future cash flows using the current rates at which similar deposits and borrowings would be accepted for the same remaining maturities.

     Other Interest-Bearing Liabilities - The carrying value of retail repurchase agreements and other borrowed funds approximates fair value since these obligations have variable interest rates with daily repricings. At least an equal amount of securities, at their carrying values, are pledged as collateral for all repurchase agreements.

     Commitments - The fair value of commitments to extend credit is based on fees currently being charged for similar instruments and is considered to approximate carrying value. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not result in any additional material charges to earnings in 2006.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin ("SAB") No. 107 to provide guidance regarding the application of SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Recent Accounting Pronouncements (continued) - In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 - "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This final guidance eliminated paragraphs 10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk". The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration." The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Operating Segments - The Company has determined that, using the definitions contained in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, all of its activities constitute only one reportable operating segment.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in and around Spartanburg, Richland, and Beaufort counties in South Carolina. The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. However, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loans being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of Management, there is no concentration of credit risk in its investment portfolio. The Company places its correspondent bank account deposits with high quality institutions, and sells its overnight investments to the Federal Home Loan Bank of Atlanta. Management believes credit risk associated with correspondent accounts is not significant.

Reclassification - Certain of the prior year amounts have been reclassified to conform to current year presentation; such reclassifications are immaterial to the financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 3 - SECURITIES

A summary of the amortized cost and estimated fair value of securities available-for-sale follows:

                                                                                         Gross Unrealized
                                                                  Amortized              ----------------                 Estimated
                                                                    Cost             Gains              Losses            Fair Value
                                                                    ----             -----              ------            ----------
December 31, 2005
   U.S. government agency obligations ..................        $21,490,708      $           -        $   264,408        $21,226,300
   State and local obligations .........................            123,204              5,670                  -            128,874
   Mortgage-backed securities ..........................            765,855                  -             23,994            741,861
   Restricted FHLB stock ...............................          1,268,800                  -                  -          1,268,800
                                                                -----------        -----------        -----------        -----------
      Total ............................................        $23,648,567        $     5,670        $   288,402        $23,365,835
                                                                ===========        ===========        ===========        ===========
December 31, 2004
   U.S. government agency obligations ..................        $16,498,891      $           -        $    18,311        $16,480,580
   State and local obligations .........................            123,153              4,239                  -            127,392
   Mortgage backed securities ..........................            960,618                  -             16,350            944,268
   Restricted FHLB stock ...............................            954,200                  -                  -            954,200
                                                                -----------        -----------        -----------        -----------
      Total ............................................        $18,536,862        $     4,239        $    34,661        $18,506,440
                                                                ===========        ===========        ===========        ===========

There were no sales of securities available-for-sale in 2005 or 2003 and one sale with proceeds of $1,000,000 in 2004.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

Securities Available-for-Sale

                                                          Less Than             Twelve Months
                                                        Twelve Months              or More                        Total
                                                        -------------              -------                        -----
                                                               Unrealized                  Unrealized                    Unrealized
                                                Fair Value       Losses      Fair Value      Losses       Fair Value       Losses
                                                ----------       ------      ----------      ------       ----------       ------
U.S. government agency obligations ..........   $14,347,360   $   143,348   $ 6,878,940   $   121,060   $   21,226,300   $   264,408
State and local obligations .................             -             -             -             -                -             -
Mortgage backed securities ..................             -             -       741,861        23,994          741,861        23,994
                                                -----------   -----------   -----------   -----------   --------------   -----------
     Total ..................................   $14,347,360   $   143,348   $ 7,620,801   $   145,054   $   21,968,161   $   288,402
                                                ===========   ===========   ===========   ===========   ==============   ===========
Securities Held-to-Maturity
                                                         Less Than             Twelve Months
                                                        Twelve Months              or More                        Total
                                                        -------------              -------                        -----
                                                               Unrealized                  Unrealized                    Unrealized
                                                Fair Value       Losses      Fair Value      Losses       Fair Value       Losses
                                                ----------       ------      ----------      ------       ----------       ------
U.S. government agency obligations ..........   $1,988,480     $   11,520     $       -     $      -     $1,988,480     $   11,520
State and local obligations .................            -              -             -            -              -              -
Mortgage backed securities ..................            -              -             -            -              -              -
                                                ----------     ----------     ---------     --------     ----------     ----------

     Total ..................................   $1,988,480     $   11,520     $       -     $      -     $1,988,480     $   11,520
                                                ==========     ==========     =========     ========     ==========     ==========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

Securities Available-for-Sale

                                                    Less Than                 Twelve Months
                                                   Twelve Months                  or More                       Total
                                                   -------------                  -------                       -----
                                                             Unrealized                  Unrealized                      Unrealized
                                                Fair Value       Losses    Fair Value       Losses        Fair Value       Losses
                                                ----------       ------    ----------       ------        ----------       ------
U.S. government agency obligations .........    $9,459,359    $   40,641    $  974,380    $   25,620    $   10,433,739    $   66,261
State and local obligations ................             -             -             -             -                 -             -
Mortgage backed securities .................             -             -             -             -                 -             -
                                                ----------    ----------    ----------    ----------    --------------    ----------
   Total ...................................    $9,459,359    $   40,641    $  974,380    $   25,620    $   10,433,739    $   66,261
                                                ==========    ==========    ==========    ==========    ==============    ==========

Securities classified as available-for-sale are recorded at fair market value. Approximately 50.3% of the unrealized losses on securities available-for-sale, or six individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

A summary of the carrying value and estimated fair market value of securities held-for-investment follows:

                                                                                            Gross Unrealized
                                                                    Amortized               ----------------             Estimated
                                                                       Cost              Gains           Losses          Fair Value
                                                                       ----              -----           ------          ----------
December 31, 2005
   U.S. government agency obligations ......................        $6,000,000        $    9,540        $   11,520        $5,998,020
   Trust preferred securities ..............................           480,641           153,331                 -           633,972
   Mortgage backed securities ..............................           783,429            12,057                 -           795,486
                                                                    ----------        ----------        ----------        ----------
      Total securities-available-for-sale ..................        $7,264,070        $  174,928        $   11,520        $7,427,478
                                                                    ==========        ==========        ==========        ==========
December 31, 2004
   U.S. government agency obligations ......................        $1,004,235     $           -        $    1,105        $1,003,130
   Trust preferred securities ..............................           479,274           133,404                 -           612,678
   Mortgage backed securities ..............................         1,499,938            38,623                 -         1,538,561
   State and local obligations .............................           375,000             9,701                 -           384,701
                                                                    ----------        ----------        ----------        ----------
      Total securities-available-for-sale ..................        $3,358,447        $  181,728        $    1,105        $3,539,070
                                                                    ==========        ==========        ==========        ==========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

The    scheduled    maturities    of    securities    held-for-investment    and
available-for-sale at December 31, 2005 were as follows:

                                                             Available-For-Sale                          Held-For-Investment
                                                             ------------------                          -------------------
                                                        Amortized             Estimated            Amortized             Estimated
                                                           Cost               Fair Value              Cost               Fair Value
                                                           ----               ----------              ----               ----------
Due in one year or less ....................           $ 9,000,000           $ 8,937,670          $          -         $           -
Due from one to five years .................            10,490,708            10,327,500             4,000,000             3,989,900
Due from five to ten years .................             1,000,000               985,000             2,000,000             2,008,120
Due after ten years ........................             1,123,204             1,105,004                     -                     -
Mortgage backed securities .................               765,855               741,861               783,429               795,486
Equity securities ..........................             1,268,800             1,268,800               480,641               633,972
                                                       -----------           -----------           -----------           -----------
                                                       $23,648,567           $23,365,835           $ 7,264,070           $ 7,427,778
                                                       ===========           ===========           ===========           ===========

At December 31, 2005, securities with a book value of approximately $11,672,488, and market value of $11,514,000 were pledged to secure retail repurchase agreements, state funds, and Treasury, tax and loan deposits.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2005 and 2004 are summarized as follows:

                                                           December 31,
                                                           ------------
                                                      2005             2004
                                                      ----             ----
Construction and land development ............   $  14,041,295    $  17,223,132
1-4 family residential properties ............      65,187,499       70,445,101
Multifamily residential properties ...........       3,761,194        1,648,521
Non-farm nonresidential properties ...........     136,691,677      117,031,288
Other real estate loans ......................       3,210,755        1,200,855
Commercial and industrial, non-real estate ...      45,229,728       46,728,921
Consumer .....................................         409,653          470,787
                                                 -------------    -------------
   Total loans ...............................     268,531,801      254,748,605
   Less allowance for loans losses ...........      (3,000,000)      (2,900,000)
   Net deferred loan fees ....................        (498,388)        (693,434)
                                                 -------------    -------------
                                                 $ 265,033,413    $ 251,155,171
                                                 =============    =============

The activity in the allowance for loan losses for 2005, 2004, and 2003 is summarized as follows:

                                                     December 31,
                                                     ------------
                                         2005            2004          2003
                                         ----            ----          ----
Balance, beginning of year ........   $ 2,900,000    $ 2,600,000    $ 1,750,000
Provision charged to operations ...       561,086        705,522        949,302
Loan charge-offs ..................      (479,789)      (421,448)    (1,808,203)
Loan recoveries ...................        18,703         15,926      1,708,901
                                      -----------    -----------    -----------
Balance, end of year ..............   $ 3,000,000    $ 2,900,000    $ 2,600,000
                                      ===========    ===========    ===========

At December 31, 2005 and 2004, nonaccrual loans amounted to $1,892,763 and $350,167, respectively. The Company evaluates impairment of commercial loans on an individual loan basis. As of December 31, 2005 and 2004 loans individually evaluated and considered impaired under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, were immaterial.

At December 31, 2005, the Company had loans outstanding to officers, directors, and their related interests of $3,118,024. During 2005, directors, officers, and their related interests borrowed $1,391,840 and repaid $2,319,133. At December 31, 2004, the Company had loans outstanding to officers, directors, and their related interests of $4,045,317. During 2004, directors, officers, and their related interests borrowed $2,325,398 and repaid $1,710,851.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

In the normal course of business there are outstanding commitments for the extension of credit, which are not reflected in the financial statements. At December 31, 2005 and 2004, pre-approved but unused lines of credit for loans totaled approximately $40,616,000 and $36,240,245, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $2,442,000 and $2,816,000 at December 31, 2005 and 2004, respectively. The
Company also had $4,363,969 in outstanding variable rate commercial loan commitments at December 31, 2005. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations. The fair value of these standby letters of credit is based on fees currently charged for similar instruments and is immaterial to the financial statements taken as a whole.

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


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

                                                            December 31,
                                                            ------------
                                                      2005               2004
                                                      ----               ----
    Land .....................................    $   431,412        $   431,412
   Buildings ................................      4,326,450          4,718,620
   Leasehold improvements ...................        667,474             93,590
   Furniture and equipment ..................      1,638,855          1,682,443
                                                 -----------        -----------
                                                   7,064,191          6,926,065
   Less accumulated depreciation ............     (1,775,713)        (1,592,246)
                                                 -----------        -----------
                                                 $ 5,288,478        $ 5,333,819
                                                 ===========        ===========

Depreciation expense for the years ended 2005, 2004, and 2003 was $381,456, $432,071 and $243,468, respectively.


NOTE 6 - DEPOSITS

A summary of deposit accounts at December 31, 2005 and 2004 follows:

                                                          December 31,
                                                          ------------
                                                   2005                  2004
                                                   ----                  ----
Demand
   Non-interest bearing ..............         $ 13,820,544         $ 18,632,817
   Interest bearing ..................           34,496,978           32,297,557
Savings ..............................           45,783,692           53,781,116
Time, $100,000 and over ..............           53,795,608           39,992,374
Other time ...........................          117,828,151          103,171,213
                                               ------------         ------------
                                               $265,724,973         $247,875,077
                                               ============         ============

At December 31, 2005, the scheduled maturities of time deposits are as follows:

     2006 ............................................     $ 153,674,978
     2007 ............................................         6,784,348
     2008 ............................................        10,158,994
     2009 ............................................         1,005,439
                                                           -------------
                                                           $ 171,623,759
                                                           =============

Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $906,178 and $1,180,733 at December 31, 2005 and 2004, respectively.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 7 - RETAIL REPURCHASE AGREEMENTS

Information   concerning  securities  sold  under  agreement  to  repurchase  is summarized as follows for the year ended December 31, 2005 and 2004:

                                                          2005           2004
                                                          ----           ----
     Average balance during the year ................. $4,706,156    $5,155,915
     Average interest rate during the year ...........       2.66%         1.73%
     Maximum month-end balance during the year .......  6,413,256     7,031,903

U.S. government agency securities with a book value of $7,549,283 and a market value of $7,453,470 at December 31, 2005 are used as collateral for the agreement.

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds consist of advances from the FHLB and treasury, tax and loan accounts.

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2005 and 2004:

                                            Interest       2005         2004
     Description                              Rate       Balance        Balance
     -----------                              ----       -------        -------
Fixed rate advances maturing:
   February 15, 2011 .............           4.29%     $ 5,000,000   $ 5,000,000
   March 21, 2011 ................           4.62%       5,000,000     5,000,000
Daily rate advances ..............           4.44%       5,000,000             -
                                                       -----------   -----------
                                                       $15,000,000   $10,000,000
                                                       ===========   ===========

Scheduled principal reductions of FHLB fixed rate advances are all in 2011.

As collateral, the Company has pledged its qualifying first mortgage loans. In addition, the Company's FHLB stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

Treasury, tax and loan accounts with balances of $297,615 and $416,656 at December 31, 2005 and 2004, respectively are also included in other borrowed funds. These borrowings bear interest at the federal funds rate less 25 basis points.

At December 31, 2005, the Bank had $12,000,000 of unused lines of credit to purchase federal funds from banks.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 9 - SUBORDINATED DEBT

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


NOTE 10 - REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which it is subject.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the tables below.

                                                                                                     To Be Well-
                                                                                                               Capitalized Under
                                                                                          For Capital          Prompt Corrective
The Company                                                        Actual              Adequacy Purposes       Action Provisions
                                                                   ------              -----------------       -----------------
                                                           Amount          Ratio      Amount         Ratio     Amount         Ratio
                                                           ------          -----      ------         -----     ------         -----
December 31, 2005
  Total capital (to risk-weighted assets) ..........     $38,985,000       14.46%  $21,563,000       8.00%  $26,954,000       10.00%
  Tier 1 capital (to risk-weighted assets) .........      35,985,000       13.35%   10,782,000       4.00%   16,172,000        6.00%
  Tier 1 capital (to average assets) ...............      35,985,000       11.13%   12,928,000       4.00%   16,160,000        5.00%
December 31, 2004
  Total capital (to risk-weighted assets) ..........     $34,525,000       13.92%  $19,840,000       8.00%  $24,800,000       10.00%
  Tier 1 capital (to risk-weighted assets) .........      31,625,000       12.75%    9,920,000       4.00%   14,880,000        6.00%
  Tier 1 capital (to average assets) ...............      31,625,000       10.68%   11,839,000       4.00%   14,800,000        5.00%

The Bank
December 31, 2005
  Total capital (to risk-weighted assets) ..........     $37,660,000       13.98%  $21,551,000       8.00%  $26,938,000       10.00%
  Tier 1 capital (to risk-weighted assets) .........      29,760,000       11.05%   10,775,000       4.00%   16,163,000        6.00%
  Tier 1 capital (to average assets) ...............      29,760,000        9.21%   12,924,000       4.00%   16,155,000        5.00%
December 31, 2004
  Total capital (to risk-weighted assets) ..........     $34,140,000       13.77%  $19,840,000       8.00%  $24,800,000       10.00%
  Tier 1 capital (to risk-weighted assets) .........      26,340,000       10.62%    9,920,000       4.00%   14,880,000        6.00%
  Tier 1 capital (to average assets) ...............      26,340,000        8.90%   11,839,000       4.00%   14,800,000        5.00%

NOTE 11 - INCOME TAXES

The provision for income taxes is summarized below:

                                                    December 31,
                                                    ------------
                                         2005           2004             2003
                                         ----           ----             ----
Currently payable
   Federal .....................    $ 1,784,300     $ 1,556,000     $ 1,284,325
   State .......................        162,000         144,000         101,675
                                    -----------     -----------     -----------
                                      1,946,300       1,700,000       1,386,000
Deferred
   Federal .....................        (22,798)       (122,928)       (240,927)
   State .......................         (1,202)         78,928         (19,073)
                                    -----------     -----------     -----------
                                        (24,000)        (44,000)       (260,000)
                                    -----------     -----------     -----------
      Total income taxes .......    $ 1,922,300     $ 1,656,000     $ 1,126,000
                                    ===========     ===========     ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                             December 31,
                                                             ------------
                                                        2005     2004     2003
                                                        ----     ----     ----
Statutory rates .....................................   34.0%    34.0%    34.0%
   Increase (decrease) resulting from:
      State taxes, net of federal benefit ...........    3.1      2.0      2.1
      Effect of taxes exempt interest and dividends .   (0.2)    (0.6)    (0.5)
      Life insurance ................................   (0.4)    (0.7)    (0.7)
      Other, net ....................................   (0.4)     0.9      0.0
                                                        ----     ----     ----

                                                        36.1%    35.6%    34.9%
                                                        ====     ====     ====

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                          December 31,
                                                          ------------
                                                      2005               2004
                                                      ----               ----
Deferred tax assets
   Allowance for loan losses .............       $   910,861        $   902,000
   Available-for-sale securities .........           107,439             12,000
   Other .................................           118,031             51,000
                                                 -----------        -----------
      Gross deferred tax assets ..........         1,136,331            965,000

      Less valuation allowance ...........                 -                  -
                                                 -----------        -----------
      Net deferred tax assets ............         1,136,331            965,000

Deferred tax liabilities
   Depreciation ..........................          (144,172)          (158,000)
   Deferred loan cost ....................          (199,573)          (230,000)
   Prepaid expenses ......................           (20,591)           (23,000)
                                                 -----------        -----------
      Gross deferred liabilities .........          (364,336)          (411,000)
                                                 -----------        -----------
         Net .............................       $   771,995        $   554,000
                                                 ===========        ===========

The change in the valuation allowance was $0 for the year ending December 31, 2005 and 2004.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY


NOTE 12 - COMMITMENTS AND CONTINGENCY

The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2005, are as follows:

      2006 ........................................   $     113,503
      2007 ........................................          94,830
      2008 ........................................          95,779
      2009 ........................................          91,712
      2010 ........................................          47,804
      2011 and thereafter .........................         133,161
                                                      -------------
                                                      $     576,789

Total lease expense was $152,843, $177,672 and $171,176 for 2005, 2004 and 2003,
respectively.
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the disposition of these claims will not have a material adverse impact on the financial position or results of operations of the Company.

In 2005, the Company recorded an expense of approximately $1.7 million in connection with the settlement of a lawsuit.


NOTE 13 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

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


NOTE 14 - EMPLOYEE BENEFIT PLANS

401(k) Plan - All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6 percent of compensation, the Company makes a 100 percent matching contribution. Expense related to this plan was $124,479, $117,509 and $93,770 in 2005, 2004 and 2003, respectively.

Salary Continuation Plan - During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $221,506 and $141,422 at December 31, 2005 and 2004, respectively.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 15 - STOCK OPTIONS

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

The following is a summary of stock option activity and related information for the years ended December 31, 2005, 2004 and 2003:

                                                                2005                      2004                       2003
                                                                ----                      ----                       ----
                                                                       Weighted                  Weighted                   Weighted
                                                                        Average                   Average                    Average
                                                                       Exercise                  Exercise                   Exercise
                                                         Options        Price      Options        Price       Options        Price
                                                         -------        -----      -------        -----       -------        -----
Outstanding at beginning of year ....................   185,478         13.67      177,633      $  12.68       157,890     $ 11.61
Granted .............................................    21,804         31.60        8,295         34.55        20,654       20.65
Forfeited ...........................................   (17,221)        21.07           -             -             -           -
Exercised ...........................................   (67,954)        11.53         (450)         7.33          (911)       8.33
                                                        -------      --------      -------      --------   -----------     -------
Outstanding at end of year ..........................   122,107      $  17.01      185,478      $  13.67       177,633     $ 12.68
                                                        =======      ========      =======      ========   ===========     =======
Exercisable, end of period ..........................   122,107      $  17.01      140,859      $  11.25       118,001     $ 10.41
                                                        =======      ========      =======      ========   ===========     =======
Weighted average fair value
   of options granted ...............................                $  20.82                   $  22.71                   $ 13.41
                                                                     ========                   ========                   =======

Exercise prices for options outstanding as of December 31, 2005 and 2004 ranged from $7.33 to $35.00. The weighted average remaining contractual life of those options is approximately 4.7 years at December 31, 2005 and 5.8 years at December 31, 2004.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003; dividend yield of 0.00 percent, expected volatility of 50 percent in 2005, 2004 and 2003, risk-free interest rates of 4.33 percent in 2005, 4.24 percent in 2004, and 3.77 percent in 2003, and expected lives of 10 years for the options.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of financial instruments are as follows:

                                                                                         December 31,
                                                                                         ------------
(Dollars in thousands)                                                    2005                               2004
                                                                          ----                               ----
                                                              Carrying          Estimated          Carrying           Estimated
                                                               Amount           Fair Value           Amount           Fair Value
                                                               ------           ----------           ------           ----------
Financial assets
   Cash and cash equivalents ...........................      $ 18,532           $ 18,532           $ 13,292           $ 13,292
   Securities
     Available-for-sale ................................        23,366             23,366             18,506             18,506
     Held-for-investment ...............................         7,264              7,427              3,358              3,539
   Loans ...............................................       265,033            264,792            251,155            251,116
Financial liabilities
   Deposits ............................................       265,725            266,283            247,875            248,020
   Retail repurchase agreements ........................         5,740              5,710              4,700              4,700
   Other borrowed funds ................................        15,298             14,740             10,417             10,488
   Subordinated debt ...................................         5,155              5,155              5,155              5,155

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

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

NOTE 17 - EARNINGS PER COMMON SHARE (EPS)

The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows:

                                                                                   Income                Shares          Per Share
December 31, 2005                                                                (Numerator)          (Denominator)        Amount
                                                                                 -----------          -------------        ------
Earnings per common share:
   Income available to common stockholders ...........................            $3,400,004             1,725,845         $   1.97
   Dilutive effect of stock options ..................................                     -                71,373            (0.08)
                                                                                  ----------            ----------         --------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $3,400,004             1,797,218         $   1.89
                                                                                  ==========            ==========         ========
December 31, 2004
Earnings per common share:
   Income available to common stockholders ...........................            $3,000,055             1,607,525         $   1.87
   Dilutive effect of stock options ..................................                     -                98,047            (0.11)
                                                                                  ----------            ----------         --------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $3,000,055             1,705,572         $   1.76
                                                                                  ==========            ==========         ========
December 31, 2003
Earnings per common share:
   Income available to common stockholders ...........................            $2,104,267             1,381,722         $   1.52
   Dilutive effect of stock options ..................................                     -                62,844            (0.06)
                                                                                  ----------            ----------         --------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $2,104,267             1,444,566         $   1.46
                                                                                  ==========            ==========         ========

Options to purchase 200 shares of common stock at $32.50 per share, options to purchase 8,304 shares of common stock at $33.00 per share, options to purchase 4,742 shares of common stock at $35.00 per share, options to purchase 5,100 shares of common stock at $32.00 per share and options to purchase 100 shares of common stock at $32.25 per share were not included in the computation of diluted earnings per share for 2005 because the options' exercise price was greater than the average market price of common shares.

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

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to First South Bancorp, Inc. is as follows:

                                 Balance Sheets

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                   2005                      2004
                                                                                                   ----                      ----
Assets
  Cash .........................................................................               $ 1,324,644               $   540,866
  Investment in Trust ..........................................................                   155,000                   155,000
  Investment in common stock of
      First South Bank .........................................................                29,584,893                26,321,326
      Due from Bank ............................................................                 4,900,000                 4,900,000
  Debt issuance costs ..........................................................                    61,668                    81,665
                                                                                               -----------               -----------
  Total assets .................................................................               $36,026,205               $31,998,857
                                                                                               ===========               ===========
Liabilities and Stockholders' Equity
  Due to Trust .................................................................               $ 5,155,000               $ 5,155,000
  Shareholders' equity .........................................................                30,871,205                26,843,857
                                                                                               -----------               -----------
      Total liabilities and stockholders' equity ...............................               $36,026,205               $31,998,857
                                                                                               ===========               ===========

                            Statements of Operations

                                                                                               For the years ended December 31,
                                                                                               --------------------------------
                                                                                                2005                       2004
                                                                                                ----                       ----
Operating income .............................................................               $   311,450                $   201,211
Expense ......................................................................                   331,493                    219,544
                                                                                             -----------                -----------
Loss before equity in undistributed net income
  of First South Bank ........................................................                   (20,043)                   (18,333)
Equity in undistributed net income of
  First South Bank ...........................................................                 3,420,047                  3,018,388
                                                                                             -----------                -----------
      Net income .............................................................               $ 3,400,004                $ 3,000,055
                                                                                             ===========                ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                             Statements of Cash Flows

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                  2005                2004                  2003
                                                                                  ----                ----                  ----
Operating Activities
  Net income ........................................................         $ 3,400,004          $ 3,000,055          $ 2,104,267
  Equity in undistributed income of
     First South Bank ...............................................          (3,420,047)          (3,018,388)          (2,104,267)
  Net change in other assets ........................................              20,043              (81,668)                   -
                                                                              -----------          -----------          -----------
       Net cash used in operating activities ........................                   -             (100,001)                   -
                                                                              -----------          -----------          -----------
Investing Activities
  Investment in Trust ...............................................                   -             (155,000)                   -
  Advances to subsidiaries ..........................................                   -           (4,900,000)                   -
                                                                              -----------          -----------          -----------
       Net cash used in investing activities ........................                   -           (5,055,000)                   -
                                                                              -----------          -----------          -----------
Financing Activities
  Contributed Capital to bank subsidiary ............................                   -           (7,000,000)                   -
  Proceeds from stock option exercise ...............................             783,778                3,300                7,500
  Proceeds from issuance of long-term debt ..........................                   -            5,155,000                    -
  Proceeds from issuance of common stock ............................                   -            7,482,067                    -
                                                                              -----------          -----------          -----------
       Net cash provided by financing activities ....................             783,778            5,640,367                7,500
                                                                              -----------          -----------          -----------
       Net increase in cash and cash equivalents ....................             783,778              485,366                7,500
Cash and cash equivalents, beginning of year ........................             540,866               55,500               48,000
                                                                              -----------          -----------          -----------
Cash and cash equivalents, end of year ..............................         $ 1,324,644          $   540,866          $    55,500
                                                                              ===========          ===========          ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

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

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b).

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

         No information was required to be disclosed by the Registrant in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company
- Directors" and "Management of the Company - Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement") is incorporated herein by reference.

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

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation," in the 2006 Proxy Statement is incorporated herein by reference.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement is incorporated herein by reference.



                                                         Equity Compensation Plan Information

                                                 (a)                        (b)                     (c)
                                                                                           Number of securities
                                                                                           remaining available
                                                                                           for future issuance
                                                                                           under equity
                                      Number of securities to     Weighted-average         compensation plans
                                      be issued upon exercise     exercise price of        (excluding securities
                                      of outstanding options,     outstanding options,     reflected in column
                                      warrants, and rights        warrants, and rights     (a)
                                      --------------------        --------------------     ---------------------
Plan category
Equity compensation plans
approved by security holders                 122,107                     $17.01                    362,018

Equity compensation plans
not approved by security  holders                                             -                          -
                                             -------                     ------                    -------

Total                                        122,107                     $17.01                    362,018



Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2006 Proxy Statement is incorporated herein by reference.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Item 13. Exhibits

(a) Description of Exhibits.

Exhibit No.                Description

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2           Form of  Option  Agreements  with  Barry L.  Slider,  dated as of
               December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4           Form of Salary  Continuation  Agreements with Barry L. Slider and
               V. Lewis Shuler dated November 19, 1999 (2)
10.5           Amended  and  Restated   Declaration   of  the  Trust  among  the
               Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank,
               National Association,  Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of January 30, 2004. (4)
10.7           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of January 30, 2004. (4)
10.8           Registrant's Junior Subordinated Debt Security Due 2034. (4)
10.9           First South Bancorp, Inc., Incentive Stock Option Plan (5)
21             Subsidiaries of Registrant (3)
23             Consent of Independent Registered Public Accounting Firm
31.1           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Executive
               Officer
31.2           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Financial
               Officer
32             Section 1350 Certifications
--------------
(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.
(5) Incorporated by reference to Exhibit 4.2 to Registrant's registration statement on Form S-8, Registration No. 333-128522
Item 14.   Principal Accountant Fees and Services

           The information set forth under the caption "Independent Public Accountants-Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2006 Proxy Statement is incorporated herein by reference.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First South Bancorp, Inc.


March 16, 2006                     By: s/Barry L. Slider
                                      ------------------------------------------
                                         Barry L. Slider
                                         President and Chief Executive Officer


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

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                Title                                              Date
---------                                -----                                              ----

--------------------------               Director                                           March 16, 2006
Harold E. Fleming, M.D.


--------------------------               Director                                           March 16, 2006
Joel C. Griffin

--------------------------               Chairman, Director                                 March 16, 2006
Roger A. F. Habisreutinger

 s/ Herman E. Ratchford
--------------------------               Director                                           March 16, 2006
Herman E. Ratchford

 s/ Chandrakant V. Shanbhag
--------------------------               Director                                           March 16, 2006
Chandrakant V. Shanbhag

 s/ Barry L. Slider
--------------------------               President, Chief Executive Officer, Director       March 16, 2006
Barry L. Slider

 s/ David G. White
--------------------------               Director                                           March 16, 2006
David G. White

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                  Exhibit Index


Exhibit No.                Description

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2           Form of  Option  Agreements  with  Barry L.  Slider,  dated as of
               December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4           Form of Salary  Continuation  Agreements with Barry L. Slider and
               V. Lewis Shuler dated November 19, 1999 (2)
10.5           Amended  and  Restated   Declaration   of  the  Trust  among  the
               Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank,
               National Association,  Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of January 30, 2004. (4)
10.7           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of January 30, 2004. (4)
10.8           Registrant's Junior Subordinated Debt Security Due 2034. (4)
10.9           First South Bancorp, Inc., Incentive Stock Option Plan (5)
21             Subsidiaries of Registrant (3)
23             Consent of Independent Registered Public Accounting Firm
31.1           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Executive
               Officer
31.2           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Financial
               Officer
32             Section 1350 Certifications
--------------
(1)  Incorporated  by  reference  to  Form  8-A  filed  November  12,  1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.
(5) Incorporated by reference to Exhibit 4.2 to Registrant's registration statement on Form S-8, Registration No. 333-128522