Form 10-Q
period 2006-03-31
FIRST SOUTH BANCORP INC
filed 2006-05-15
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
             (Exact Name of registrant as specified in its charter)


    SOUTH CAROLINA                                   57-1086258
(State of Incorporation)                    (IRS Employer Identification number)

                         1450 John B. White, Sr., Blvd.
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                          (Registrant's Telephone Number)



Check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) N0 ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and a large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
( ) Yes (X) No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practical date: Common Stock, no par value, 2,121,437 shares outstanding on May 5, 2006.

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets.................................3

                  Consolidated Statements of Operations.......................4

                  Consolidated Statements of Comprehensive Income.............5

                  Consolidated Statements of Cash Flows.......................6

                  Notes to Unaudited Consolidated Financial Statements......7-9


         Item 2.  Management's Discussion and Analysis ...................10-19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.20

         Item 4.  Controls and Procedures ...................................21


Part II- OTHER INFORMATION

         Item 6.  Exhibits...................................................22

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                          FIRST SOUTH BANCORP, INC AND
                                   SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                     (Unaudited)
                                                       March 31,        Dec. 31,
                                                         2006             2005
                                                         ----             ----
Assets
Cash & due from banks ............................     $   6,617      $   5,022
Due from banks - interest bearing ................        17,567         13,510
 Investment securities:
    Securities held to maturity ..................         7,148          7,264
    Securities available for sale ................        25,582         23,366
Loans ............................................       288,342        268,033
      Less, allowance for loan losses ............        (3,325)        (3,000)
Loans - net ......................................       285,017        265,033
Property & equipment, net ........................         5,403          5,289
Investment in FSBS Capital Trust .................           155            155
Other assets .....................................         5,758          5,093
                                                       ---------      ---------
Total assets .....................................     $ 353,247      $ 324,732
                                                       ---------      ---------

Liabilities
Deposits:
      Noninterest-bearing ........................     $  15,616      $  13,821
      Interest-bearing ...........................       282,644        251,904
                                                       ---------      ---------
    Total deposits ...............................       298,260        265,725

Securities sold under repurchase agreements ......         4,524          5,740
Other borrowed funds .............................        10,000         15,000
Demand notes issued to the U.S. Treasury .........           210            298
Subordinated debt ................................         5,155          5,155
Other liabilities ................................         3,053          1,943
                                                       ---------      ---------
    Total liabilities ............................       321,202        293,861

Shareholders' equity
Common stock - no par value; 30,000,000
authorized,
Outstanding 1,750,444
Paid-in capital ..................................        19,422         19,422
Retained earnings ................................        12,838         11,624
Accumulated other comprehensive income/(loss) ....          (215)          (175)
                                                       ---------      ---------
Total shareholders' equity .......................        32,045         30,871

Total liabilities and shareholders' equity .......     $ 353,247      $ 324,732
                                                       ---------      ---------

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                                                              (Unaudited)
                                                                                                          Three Months ended,
                                                                                                                March 31
                                                                                                                --------
                                                                                                      2006                   2005
                                                                                                      ----                   ----
                                                                                            (Dollars in thousands, except per share)
Interest income
              Loans, including fees ................................................                $ 6,126                 $ 4,390
              Investment securities ................................................                    356                     202
              Interest bearing deposits ............................................                    127                      83
                                                                                                    -------                 -------

              Total interest income ................................................                  6,609                   4,675
Interest expense
              Deposits and borrowings ..............................................                  2,794                   1,730

Net interest income ................................................................                  3,815                   2,945
              Provision for loan losses ............................................                   (315)                   (287)
                                                                                                    -------                 -------
Net interest income after provision ................................................                  3,500                   2,658

Noninterest income
              Service charges on deposit accounts ..................................                     63                      71
              Other income .........................................................                    101                     146
                                                                                                    -------                 -------
              Total noninterest income .............................................                    164                     217

Noninterest expense
              Salaries and benefits ................................................                  1,099                     929
              Occupancy and equipment ..............................................                    208                     202
              Other expense ........................................................                    458                     371
                                                                                                    -------                 -------
              Total noninterest expense ............................................                  1,765                   1,502

Income before income taxes .........................................................                  1,899                   1,373
              Provision for income
              taxes ................................................................                    685                     499
                                                                                                    -------                 -------

Net income .........................................................................                  1,214                 $   874
                                                                                                    -------                 -------

Basic per share earnings ...........................................................                $  0.69                 $  0.52

Diluted earnings per share .........................................................                $  0.67                 $  0.49

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                          (Dollar amounts in thousands)


                                                               (Unaudited)
                                                           Three Months ended
                                                                 March 31,
                                                                 ---------
                                                            2006          2005
                                                            ----          ----
Net Income .........................................      $ 1,214       $   874

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ........          (65)         (155)

Income tax (expense) benefit on other
                comprehensive income (loss) ........           25            59
                                                          -------       -------

Total other comprehensive income (loss) ............          (40)          (96)
                                                          -------       -------

Comprehensive income ...............................      $ 1,174       $   779

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

                                                                                                                 (Unaudited)
                                                                                                            Three Months ended,
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                          2006               2005
                                                                                                          ----               ----

Operating Activities
Net income .................................................................................           $  1,214            $    874

Adjustments to reconcile net income to net cash provided by operating activities
            Provision for loan
            losses .........................................................................                315                 287
            Depreciation ...................................................................                104                  92
            Net Amortization of Securities .................................................                  4                   1
            (Increase) in cash surrender value of life insurance ...........................                 (8)                 (7)
            (Increase) in other assets .....................................................               (464)                (97)
            Increase (decrease) in accrued expenses and other liabilities ..................                184                 358
                                                                                                       --------            --------

Net cash provided by operating activities ..................................................              1,349               1,508
                                                                                                       --------            --------


Investing Activities
            Purchase of securities available
            for sale .......................................................................             (4,500)                  -
            Sale/(Purchase) of restricted FHLB stock .......................................                168                 (90)
            Proceeds from MBS principal paydowns ...........................................                167                 234
            Proceeds from matured available for sale
            securities .....................................................................              2,000                 383
            Origination of loans, net of principal
            collected ......................................................................            (19,501)             (5,297)
            (Purchase) of premises and equipment ...........................................               (262)                (56)

Net cash used in investing
activities .................................................................................            (21,928)             (4,826)
                                                                                                       --------            --------

Financing Activities
            Net increase in deposits .......................................................             32,535              13,819
            Net increase (decrease) in retail repurchase agreements ........................             (1,216)              1,008
            Net (decrease) in other borrowings .............................................             (5,088)                  -
                                                                                                       --------            --------


Net cash provided by financing activities ..................................................             26,231              14,827
                                                                                                       --------            --------

Net increase in cash and cash equivalents ..................................................              5,652              11,509

Cash and cash equivalents,
beginning ..................................................................................             18,532              13,292
                                                                                                       --------            --------

Cash and cash equivalents, ending ..........................................................           $ 24,184            $ 24,801
                                                                                                       --------            --------

                   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31,2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2005, contained in the Corporation's 2005 Annual Report on Form 10-KSB.

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

Note 2.  Accounting for Stock-Based Compensation

The Company implemented SFAS No. 123(R),Share-Based Payment, on January 1, 2006. However, actions by the board of directors whereby the vesting of all unvested stock options was accelerated to December 30, 2005, avoided recognition of pre-tax compensation expense by the Company related to the adoption of SFAS 123 (R). As a result, the adoption of SFAS No. 123 (R) had no impact on the financial position or results of operations of the Company.

The schedule below reflects pro forma information had the Company accounted for stock options in 2005 using the fair value method under SFAS No.123.


  (Dollar amounts in thousands, except per share amounts)           Three Months
                                                                       ended
                                                                     March 31,
                                                                       2005
                                                                       ----

Net income: As reported ........................................    $   874

Deduct:  Total stock-based compensation cost
             determined under the fair value
             method net of tax .................................         38
                                                                    -------

Pro forma ......................................................    $   836
                                                                    -------

Basic earnings per share:
             As reported .......................................    $  0.52
             Pro forma .........................................    $  0.50

Diluted earnings per share
            As reported ........................................    $  0.49
           Pro forma ...........................................    $  0.47

In 2005 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2005; a dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 4.33%, and expected lives of 10 years for the options.

                   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Note 3 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,750,444 and 1,682,490, respectively.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005 (Dollars in thousands, except share and per share data):

                                                          Three Months Ended
                                                              March 31,
                                                              ---------
                                                         2006            2005
                                                         ----            ----

Net Income ...................................       $    1,214       $      874

Weighted average outstanding shares ..........        1,750,444        1,682,490

Dilutive effect of stock options .............           50,958          109,948
                                                     ----------       ----------

Weighted average diluted shares ..............        1,801,402        1,792,438

Diluted earnings per share ...................       $     0.67       $     0.49


Note 4 - Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Forward Looking Statements

           Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein and in the Company's 2005 annual report on Form 10-KSB. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2005.

Net Income For the first three months of 2006, First South Bancorp, Inc. earned a net income of approximately $1.214 million, or $ .65 per diluted share, compared to approximately $874 thousand, or $ .49 per diluted share, for the same period in 2005. Earnings per share increased by 32.6%. The 38.9% increase in net income is attributed to several factors including a 29.5% increase in net interest income from $2.9 million during the first three months in 2005 to $3.8 million during the same period in 2006. The provision for loan losses increased from $287 thousand in the first quarter of 2005 to $315 thousand during the same period in 2006. Noninterest income declined 24.4% from $217 thousand in 2005 to $164 thousand during the first three months of 2006. Most of the $53 thousand decline resulted from a $21 thousand decline in loan brokerage fees and a $19 thousand decline in investment brokerage service fees. Noninterest expense experienced a 17.5% increase from $1.5 million in the first quarter of 2005 to $1.8 million in the same period in 2006. This increase was primarily attributed to the increase in salaries and benefits expense of $170 thousand from the first quarter of 2005. With the total number of full-time equivalent employees remaining approximately the same in 2006 as 2005, 61 versus 59, respectively, the increased personnel expense is primarily attributable to higher salaries and benefits paid to existing 2005 to 2006 employees during the first quarter of 2006. Profitability Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first quarter of 2006 was 1.45% and 15.49%, respectively.

Table One
                                                      Selected Earnings Ratios
                                                    at or for the Quarter Ending
                                                            March 31,
                                                            ---------
                                                       2006            2005
                                                       ----            ----
Return on Average Assets .......................       1.45%           1.15%

Return on Average Equity .......................      15.49%          12.75%

Dividend Payout Ratio ..........................        N/A             N/A

Average Shareholders' Equity
as a Percentage of Average
Assets .........................................       9.34%           8.99%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest-bearing liabilities, primarily deposits. Net interest income for the first three months of 2006 increased over that of the same period in 2005 by $870 thousand, or 29.5%. This increase was almost exclusively the result of an economic environment in which interest rates were rising and the Company's earning assets repriced higher and more rapidly than interest-bearing liabilities.

Though total average interest-bearing liabilities experienced a larger increase than average interest-earning assets from March 31, 2005, to March 31, 2006, $34.8 million versus $33.7 million, respectively, the yield on earning assets over the twelve months grew faster than the funding cost of interest-bearing liabilities. The yield on earning assets for the first quarter of 2006, as compared to the same period in 2005, increased by 173 basis points, while the increase in the funding cost of interest-bearing liabilities from the first quarter of 2005 to that of 2006 increased by 116 basis points. The net result of the volume and rate changes between the two first quarter periods was an improvement of 57 basis points in the interest spread for the first quarter of 2006.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2006 and 2005.

Table Two                                                                   Net Interest Income and Average Balance Analysis
                                                                                  for the Three Months Ended March 31,
                                                                                             2006 and 2005
                                                                                         (Amounts in thousands)

                                                                                                Interest                Average
                                                              Average Balance                Income/Expense            Yield/Cost
                                                              ---------------                --------------            ----------
Interest-Earning Assets                                     2006          2005             2006          2005        2006      2005
                                                            ----          ----             ----          ----        ----      ----
Int. Bearing Due from Banks ........................    $  11,752       $  13,819       $     127     $      83      4.38%     2.44%
Investments ........................................       32,706          21,680             356           202      4.41%     3.78%
Loans ..............................................      281,887         257,106           6,126         4,390      8.81%     6.92%
                                                        ---------       ---------       ---------     ---------
Total Interest Earning Assets ......................      326,345         292,605           6,609         4,675      8.21%     6.48%

Noninterest-Earning Assets
Cash & Due From Banks ..............................        6,391           5,328
Allowance for Loan Losses ..........................       (3,102)         (3,034)
Investments: Fair Value ............................         (282)            (72)
Premises & Equipment ...............................        5,338           5,269
Investment in unconsolidated subsidiary ............          155             155
Interest Receivable & Other ........................        5,618           4,520
                                                        ---------        --------
Total Noninterest-Earning Assets ...................       14,118          12,166
                                                        ---------        --------
TOTAL ASSETS .......................................    $ 340,463       $ 304,771
                                                        ---------       ---------
Interest-Bearing Liabilities
NOW Accounts .......................................    $  33,745       $  35,697       $     278     $     201      3.34%     2.28%
Money Market & Savings .............................       46,717          52,480             444           293      3.85%     2.26%
Time Deposits & IRAs ...............................      189,929         146,881           1,826         1,032      3.90%     2.85%

Fed funds and Purchased and Repos ..................        4,147           4,816              39            24      3.81%     2.02%
Other Borrowed Funds ...............................       10,111          10,000             113           111      4.53%     4.50%
Subordinated Debt ..................................        5,000           5,000              93            68      7.54%     5.52%
Demand Notes Issued to Treasury ....................          164             189               1             1      2.47%     2.15%
                                                        ---------       ---------         -------     ---------
Total Interest-Bearing Liabilities .................      289,813         255,063           2,794         1,730      3.91%     2.75%

Noninterest-Bearing Liabilities
Demand Deposits ....................................       15,705          19,945
Interest Payable ...................................        1,001             643
Other Liabilities ..................................        1,898           1,703
                                                        ---------        --------
Total Noninterest-Bearing Liabilities ..............       18,604          22,291

Stockholders' Equity ...............................       32,046          27,417
                                                        ---------       ---------
TOTAL LIABILITIES & EQUITY .........................    $ 340,463       $ 304,771
                                                        ---------       ---------
Net Interest Income ................................    $   3,815       $   2,945
                                                        ---------       ---------
  Net Yield on Earning Assets ......................                                                                 4.74%     4.08%
  Interest Rate Spread .............................                                                                 4.30%     3.73%

Noninterest Income

Noninterest income for the first three months of 2006 declined from $217 thousand during the first three months in 2005 to $164 thousand in 2006, a 24.4% decrease. Service charges decreased by $8 thousand from $71 thousand during the first quarter of 2005 to $63 thousand during the same period in 2006. This decrease resulted primarily from the increase in 2006 of the earnings allowance interest rate which resulted in a larger credit against business account service charges determined through full account analysis. The largest dollar decline in any of the three categories of noninterest income was experienced in the area of commissions and fees. The $38 thousand decline in total commissions and fees in 2006 was most directly related to the $40.8 thousand decline from the first quarter's 2005 total brokerage services income of $94.4 thousand.

Table Three provides a three month 2006 to 2005 comparison of various categories of noninterest income.
  Table Three                               Summary of Total Noninterest Income
                                            for theThree Months Ended March 31
                                                       2006 and 2005
                                                  (Amounts in thousands)

                                                    2006             2005
                                                    ----             ----
Service Charges ..............................      $ 63             $ 71
Commissions & Fees ...........................        90              128
Other Noninterest
Income .......................................        11               18
                                                    ----             ----
Total ........................................      $164             $217

Noninterest Expense
Noninterest expense for the first three months of 2006 increased by $263 thousand, or 17.5%, over the first three months of the 2005 total of $1.5 million. The increase in salaries and employee benefits was the primary reason for the overall increase in noninterest expense as this particular expense grew from $929 thousand during the first quarter of 2005 to $1.099 million during the same period in 2006, a $170 thousand or 18.3% increase. This increase resulted primarily from increases in salaries and benefits for existing employees and to a lesser extent, the increase in full time equivalent employees from 59 as of March 31, 2005 to 61 as of March 31, 2006. Table Four provides a three month 2006 to 2005 comparison of various categories of noninterest expense.


Table Four                                Summary of Total Noninterest Expense
                                           For the Three Months Ended March 31
                                                      2006 and 2005
                                                 (Amounts in thousands)

                                                  2006             2005
                                                  ----             ----

Salaries & Employee Benefits ..............      $1,099          $  929
Occupancy & Equipment .....................         208             202
Other expense .............................         458             371
                                                 ------          ------
Total .....................................      $1,765          $1,502

Income Taxes

Provision for income taxes for the three months ended March 31, 2006 was $685 thousand as compared to $499 thousand in 2005 during the same period, a 37.3% increase. This increase was due to the overall increase in income before taxes of $526 thousand or 38.3% during the same period.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2006, five government agency issues for a total of $4,500,000 were purchased. The average annual yield on these purchased investments is 5.36 %. During the same period, one agency issue in the amount of $2,000,000 with an annual yield of 3.04% matured.


Table Five                                                                 Analysis of Investment Securities
                                                                                  (Amounts in thousands)

December 31 ,2005                                               Available-for-Sale                      Held-for-Investment
                                                                ------------------                      -------------------

                                                           Amortized           Estimated           Amortized          Estimated
                                                              Cost             Fair Value            Cost             Fair Value
                                                              ----             ----------            ----             ----------
Due in one year or less ............................        $ 9,000             $ 8,938             $     -             $     -
Due from one to five years .........................         10,491              10,327               4,000               3,990
Due from five to 10 years
Due after ten years ................................          1,123               1,105                 481                 634
Mortgage backed securities .........................            766                 742                 783                 795
                                                            -------             -------             -------             -------

                                                            $22,380             $22,097             $ 7,264             $ 7,427
                                                            -------             -------             -------             -------


March 31, 2006                                                  Available-for-Sale                      Held-for-Investment
                                                                ------------------                      -------------------

                                                           Amortized           Estimated           Amortized          Estimated
                                                              Cost             Fair Value            Cost             Fair Value
                                                              ----             ----------            ----             ----------
Due in one year or less ............................        $ 7,000             $ 6,954             $     -             $     -
Due from one to five years .........................         11,491              11,286               4,000               3,955
Due from five to 10 years
Due after ten years ................................          1,123               1,093                 481                 641
Mortgage backed securities .........................            715                 692                 667                 676
                                                            -------             -------             -------             -------

                                                            $24,829             $24,482             $ 7,148             $ 7,260
                                                            -------             -------             -------             -------

Excludes equity securities with no readily determinable market value of $1.269 million on December 31, 2005 and $1.101 million on March 31, 2006.

Loan portfolio

From December 31, 2005 to March 31, 2006 total loans grew from $268.5 million to $288.3 million, or 7.4%. For the twelve month period between March 31, 2005 and March 31, 2006, loans increased by $28.3 million, or 10.9%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans grew by 1.3% of the total portfolio from 81.8% on March 31, 2005 to 83.1% on March 31, 2006. Commercial and industrial loans decreased by 1.24% as a percentage of the loan portfolio from 17.98% on March 31, 2005 to 16.74% as of March 31 ,2006.

As shown in Table Seven, Variable Rate Loans comprised 87.7% of the total loan portfolio. On March 31, 2006, there were thirteen loans totaling $2.2 million on non-accrual status.

Table Six                                                                                 Analysis of Loans
                                                                                          March 31 Balances
                                                                                        (Amounts in thousands)

Real Estate:                                                                   2006                              2005
                                                                               ----                              ----
   Construction/Land Development .........................       $ 15,909                5.52%        $ 18,394                7.07%
   1-4 Family Residential Properties .....................         68,982               23.92%          66,695               25.65%
   Multifamily Residential Properties ....................          6,978                2.42%           4,081                1.57%
   Nonfarm Nonresidential Properties .....................        144,630               50.16%         122,502               47.10%
   Other Real Estate Loans ...............................          3,230                1.12%           1,185                0.46%
Commercial & Industrial ..................................         48,279               16.74%          46,754               17.98%
   Consumer ..............................................            361                0.12%             435                0.17%
                                                                 --------               -----         --------               -----
       Total .............................................       $288,342               100.0%        $260,046               100.0%
                                                                 --------               -----         --------               -----


Table Seven                                                            Analysis of Loan Maturities and Repricing Frequency
                                                                                      as of March 31, 2006
                                                                                     (Amounts in thousands)

                                                                   Within   >3 Months    >1 Year    >3 Years        Over
                                                                 3 Months   12 Months    3 Years     5 Years     5 Years       Total
                                                                 --------   ---------    -------     -------     -------       -----
Variable Rate Loans ........................................     $250,945      $    -     $    -      $    -      $    -    $250,945

Fixed Rate Loans ...........................................     $  7,255      $6,815     $9,553      $9,998      $1,576    $ 35,197
                                                                 --------      ------     ------      ------      ------    --------

Total Loans ................................................     $258,200      $6,815     $9,553      $9,998      $1,576    $286,142
                                                                 --------      ------     ------      ------      ------    --------


Excludes loans on non-accrural status of $2.2 million

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. Management also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. The increase of $28,000 in loan loss provision for the quarter end March 31, 2006, as compared to the same quarter in 2005, was primarily due to the bank's formula for calculating the allowance for loan losses based on loan grades and the growth the bank experienced. Table Eight provides the results of the year-to-date analysis for the quarters ending March 31, 2006 and 2005, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight                            Analysis of the Allowance for Loan Losses
                                          for the Three Months Ended March 31

                                              2006                    2005
                                              ----                    ----
Balance at Beginning of Year .........    $3,000,000              $2,900,000
Provision Charged to Operations ......       315,000                 287,000
Loans Charged-Off ....................             0                (39,000)
Loan Recoveries ......................        10,000                   2,000
                                          ----------              ----------
Balance at End Of Period .............    $3,325,000              $3,150,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2006, the cumulative one-year gap for the Bank was a positive, or asset sensitive, $22.8 million. At March 31, 2006, the cumulative five-year gap for the Bank was a positive $34.7 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2006.


Table Nine                             Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                       Repricing Schedule as of March 31, 2006
                                                                (Amounts in thousands)

                                                One Year          Over One Year           Over
                                                 or Less          to Five Years        Five Years        Total
                                                 -------          -------------        ----------        -----
Interest Earning Assets
Due From Banks ............................     $ 17,567              $     -           $     -        $ 17,567
Investment Securities* ....................        7,667               16,207             8,104          31,978
FHLB Stock ................................        1,100                    -                 -           1,100
Loans** ...................................      265,015               19,551             1,576         286,142
                                                --------              -------           -------        --------
Total .....................................     $291,349              $35,758           $ 9,680        $336,787

*Amortized Cost
**Excludes $2.2 million in loans on non-accrural status.

Interest Bearing
Liabilities

NOW Accounts ..............................     $ 34,203              $     -           $     -        $ 34,203
Savings & MMIA ............................       49,605                    -                 -          49,605
Time Deposits:$100 & > ....................       59,945                8,331                 -          68,276
Time Deposits: <$100m .....................      115,020               15,538                 -         130,558
Repurchase Agreements .....................        4,524                    -                 -           4,524
Other Borrowed Funds ......................        5,210                    -            10,000          15,210
                                                --------              -------           -------        --------

Total .....................................     $268,507              $23,869           $10,000        $302,376

Period Gap ................................     $ 22,842              $11,889           $ (320)        $ 34,411

Cumulative Gap ............................     $ 22,842              $34,731           $34,411

Period Gap Ratios:
  Interest Sensitive
Assets to
  Interest Sensitive Liabilities ..........       108.5%               149.8%               .9%

Cumulative Gap Ratios:
  Interest Sensitive
Assets to
  Interest Sensitive Liabilities ..........       108.5%               111.9%            111.4%


                                                3 Months           Over 3 Months        Over One
Time Deposits                                     & Less            to 12 Months          Year           Total
                                                  ------            ------------          ----           -----
$100,000 and Greater ......................      $20,323              $39,622            $8,331         $68,276

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 61% of total assets at March 31, 2006. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to increase its borrowings from that institution. The bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The $4.543 million increase in Tier 1 capital for the Company during the twelve month period between March 31, 2005 and 2006 resulted from a $3.759 million increase in retained earnings and the exercising of stock options in the amount of $783.8 thousand. The difference in total risk based capital of $1.325 million between the Bank and the Holding Company as of March 31, 2006 is due to the Board's intent to keep at this time that amount of capital at the Holding Company level.

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

Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At March 31, 2006, the Bank had issued commitments to extend credit of $43.1 million through various types of lending arrangements. Of these commitments, 81.9 %, or $35.3 million, expire within one year, and 18.1 %, or $7.8 million, expiring in more than one year. Past experience indicates that many of theses commitments to extend credit will expire unused.

The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The Bank's and Company's March 31, 2006 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:


The Bank                                                                                                         To Be Well
(Dollar Amounts in Thousands)                                                                                Capitalized Under
                                                                                  For Capital                Prompt Corrective
                                                             Actual            Adequacy Purposes             Action Provisions
                                                             ------            -----------------             -----------------
                                                       Amount       Ratio      Amount       Ratio           Amount         Ratio
                                                       ------       -----      ------       -----           ------         -----
March 31, 2006
                   Total Capital
                   (To Risk Weighted Assets) ......    $39,203      13.50%     $23,233      >8.0%           $29,041        >10.0%
                   Tier I Capital
                   (To Risk Weighted Assets) ......    $30,978      10.67%     $10,324      >4.0%           $17,425         >6.0%
                   Tier I Capital
                   (To Average Assets) ............    $30,978      9.10%      $13,609      >4.0%           $17,012         >5.0%

The Holding Company                                                                                              To Be Well
                                                                                                             Capitalized Under
(Dollar Amounts in Thousands)                                                     For Capital                Prompt Corrective
                                                             Actual            Adequacy Purposes             Action Provisions
                                                             ------            -----------------             -----------------
                                                       Amount       Ratio      Amount       Ratio           Amount         Ratio
                                                       ------       -----      ------       -----           ------         -----
March 31, 2006
                   Total Capital
                   (To Risk Weighted Assets) ......    $40,528      13.96%     $23,233      >8.0%           $29,041        >10.0%
                   Tier I Capital
                   (To Risk Weighted Assets) ......    $32,303      11.12%     $10,324      >4.0%           $17,425         >6.0%
                   Tier I Capital
                   (To Average Assets) ............    $32,660       9.49%     $13,610      >4.0%           $17,012         >5.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is primarily related to the risk of loss from adverse changes in market prices and rates. This risk arises principally from interest rate risk inherent in the Company's lending, deposit gathering and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk, and this risk could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risk, such as commodity price risk and foreign currency exchange risk, do not arise in the normal course of the Company's community banking operations.

The Company periodically uses a simulation model to assist in the management of interest rate risk. As of March 31, 2006, the model indicates that net interest income would increase approximately $1.4 million in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decrease approximately $950 thousand in the next twelve months if interest rates declined 100 basis points. Since the model incorporates the use of estimated changes in growth and mix of both earning assets and interest-bearing liabilities over established time periods, as well as projected changes in interest rates, the resulting "What-if" scenarios are heavily dependant on accurate forecasts and can not be relied on as indicative of actual future results.

As of March 31, 2006, there was no significant change from the interest sensitivity analysis performed and disclosed in the 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


Item 4 - Controls and Procedures

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

(b There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits

Exhibit No.   Description

31.1     13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2     13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32       Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
May 12, 2006                      ---------------------------------------------
                                  Barry L. Slider, President and CEO


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