Form 10-Q
period 2006-06-30
FIRST SOUTH BANCORP INC
filed 2006-08-14
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practical date: Common Stock, no par value, 2,122,937 shares outstanding on August 7, 2006.

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                            Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets.................................................3

                  Consolidated Statements of Operations.......................................4

                  Consolidated Statements of Comprehensive Income.............................5

                  Consolidated Statements of Cash Flows.......................................6

                  Notes to Unaudited Consolidated Financial Statements......................7-9


         Item 2.  Management's Discussion and Analysis or Operations Plan.................11-20

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................21

         Item 4.  Controls and Procedures ...................................................22


Part II- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders........................22

         Item 6.  Exhibits...................................................................22

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                          FIRST SOUTH BANCORP, INC AND
                                   SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                                (Unaudited)
                                                                                                  June 30,                 Dec. 31,
                                                                                                    2006                     2005
                                                                                                    ----                     ----
Assets
Cash & due from banks ............................................................               $   4,864                $   5,022
Due from banks - interest bearing ................................................                   3,225                   13,510
 Investment securities:
    Securities held to maturity ..................................................                  10,033                    7,264
    Securities available for sale ................................................                  23,276                   22,097
    Federal Home Loan Bank Stock .................................................                   1,326                    1,269
Loans ............................................................................                 296,559                  268,033
      Less, allowance for loan losses ............................................                  (3,350)                  (3,000)
                                                                                                   -------                  -------
Loans - net ......................................................................                 293,209                  265,033
Property & equipment, net ........................................................                   5,431                    5,289
Investment in FSBS Capital Trust .................................................                     155                      155
Other assets .....................................................................                   5,087                    5,093
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 346,606                $ 324,732
                                                                                                 =========                =========

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  14,064                $  13,821
      Interest-bearing ...........................................................                 273,121                  251,904
                                                                                                 ---------                ---------
    Total deposits ...............................................................                 287,185                  265,725

Securities sold under repurchase agreements ......................................                   3,727                    5,740
Other borrowed funds .............................................................                  15,000                   15,000
Demand notes issued to the U.S. Treasury .........................................                      31                      298
Subordinated debt ................................................................                   5,155                    5,155
Other liabilities ................................................................                   2,136                    1,943
                                                                                                 ---------                ---------
    Total liabilities ............................................................                 313,234                  293,861

Shareholders' equity Common stock  - no par value;
   36,000,000 authorized, outstanding 2,122,577
   and 2,100,532 respectively
Paid-in capital ..................................................................                  19,558                   19,422
Undivided profits ................................................................                  14,129                   11,624
Accumulated other comprehensive income/(loss) ....................................                    (315)                    (175)
                                                                                                 ---------                ---------
Total shareholders' equity .......................................................               $  33,372                $  30,871
                                                                                                 =========                =========

Total liabilities and shareholders' equity .......................................               $ 346,606                $ 324,732
                                                                                                 =========                =========

See Notes to Consolidated Unaudited Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                                                                    (Unaudited)
                                                                                                Period ended June 30,
                                                                                                ---------------------
                                                                                        Three Months                 Six Months
                                                                                     2006        2005            2006        2005
                                                                                     ----        ----            ----        ----
                                                                                       (Dollars in thousands, except per share)
Interest income
                                        Loans, including fees .............       $ 6,346       $ 4,669        $12,472       $ 9,059
                                        Investment securities .............           397           220            753           422
                                        Interest bearing deposits .........           171           105            298           188
                                                                                  -------       -------        -------       -------

                                        Total interest income .............         6,914         4,994         13,523         9,669
Interest expense
                                        Deposits and borrowings ...........         3,210         1,943          6,004         3,673
                                                                                  -------       -------        -------       -------

Net interest income .......................................................         3,704         3,051          7,519         5,996
                                        Provision for loan losses .........           227           136            542           423
                                                                                  -------       -------        -------       -------
Net interest income after provision .......................................         3,477         2,915          6,977         5,573

Noninterest income
                                        Service charges on
                                          deposit accounts ................            72            84            135           155
                                        Other income ......................           474           137            575           283
                                                                                  -------       -------        -------       -------
                                        Total noninterest income ..........           546           221            710           438

Noninterest expense
                                        Salaries and benefits .............         1,231           920          2,330         1,849
                                        Occupancy and equipment ...........           232           179            440           381
                                        Other expense .....................           541           401            999           772
                                        Litigation
                                        settlement ........................             -         1,677              -         1,677
                                                                                  -------       -------        -------       -------
                                        Total noninterest expense .........         2,004         3,177          3,769         4,679

Income before income taxes ................................................         2,019           (41)         3,918         1,332
                                        Provision for income taxes ........           729           (27)         1,414           472
                                                                                  -------       -------        -------       -------

Net income (loss)..........................................................       $ 1,290       $   (14)       $ 2,504       $   860
                                                                                  =======       =======        =======       =======

Basic per share earnings ..................................................       $  0.61       $ (0.01)       $  1.18       $  0.50

Diluted earnings per share ................................................       $  0.59       $ (0.01)       $  1.15       $  0.48

See Notes to Consolidated Unaudited Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                          (Dollar amounts in thousands)



                                                              (Unaudited)
                                                           Six Months Ended
                                                                June 30
                                                                -------
                                                            2006         2005
                                                            ----         ----

Net Income .........................................      $ 2,504       $   860

Other comprehensive  (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ........         (226)          (76)

Income tax benefit on other
    comprehensive income (loss) ....................           86            29
                                                          -------       -------

Total other comprehensive  (loss) ..................         (140)          (47)
                                                          -------       -------

Comprehensive income ...............................      $ 2,364       $   813



















See Notes to Consolidated Unaudited Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                                                   (Unaudited)
                                                                                                                Six Months Ended
                                                                                                                     June 30,
                                                                                                                     --------
                                                                                                               2006            2005
                                                                                                               ----            ----
                                                                                                                    (amounts in
                                                                                                                    thousands)
Operating Activities
                Net income ...........................................................................      $  2,504       $    860

                Adjustments to reconcile net income to net cash
                                  provided by operating activities
                              Provision for loan losses ..............................................           542            423
                              Depreciation ...........................................................           208            183
                              Amortization ...........................................................             -             10
                              Deferred Tax Asset .....................................................            86            260
                              (Increase)/decrease in cash surrender value of life insurance ..........           (15)           (15)
                              Decrease (increase) in other assets ....................................          (247)        (1,123)
                              Increase (decrease) in accrued expenses and other liabilities ..........          (471)         1,536
                                                                                                            --------       --------

                Net cash provided by operating activities ............................................         2,607          2,134
                                                                                                            --------       --------


                Investing Activities
                              Purchase of securities .................................................        (8,498)        (6,000)
                              Purchase of restricted FHLB stock ......................................           (57)           (90)
                              Proceeds from MBS principal paydowns ...................................           326            495
                              Proceeds from matured  securities ......................................         4,000          1,375
                              Origination of loans, net of principal collected .......................       (28,027)         1,378
                              (Purchase) of premises and equipment ...................................          (351)          (195)
                                                                                                            --------       --------

                Net cash used in investing activities ................................................       (32,607)        (3,037)
                                                                                                            --------       --------

                Financing Activities
                              Net increase in deposits ...............................................        21,701          9,177
                              Net increase (decrease) in retail repurchase agreements ................        (2,013)           663
                              Proceeds from exercise of stock options ................................           137            755

                              Net increase (decrease) in other borrowings ............................          (267)          (303)
                                                                                                            --------       --------

                Net cash provided by financing activities ............................................        19,558         10,292
                                                                                                            --------       --------

                Net increase/(decrease) in cash and cash equivalents .................................       (10,442)         9,389

                Cash and cash equivalents, beginning .................................................        18,532         13,292
                                                                                                            --------       --------

                Cash and cash equivalents, ending ....................................................      $  8,090       $ 22,681
                                                                                                            ========       ========

See Notes to Consolidated Unaudited Financial Statements

                   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30,2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, please refer to the financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2005, contained in the Company's 2005 Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2.  Accounting for Stock-Based Compensation

The Company implemented SFAS No. 123(R),Share-Based Payment, on January 1, 2006. However, actions by the board of directors whereby the vesting of all unvested stock options was accelerated to December 30, 2005, avoided recognition of pre-tax compensation expense by the Company related to the adoption of SFAS 123 (R). As a result, the adoption of SFAS No. 123 (R) has no impact on the financial presentation of results of operations of the Company.

The schedule below reflects pro forma information had the Company accounted for stock options in 2005 using the fair value method under SFAS No.123.


(Dollar amounts in thousands, except per share amounts)

                                                         Six Months
                                                             ended
                                                            June 30,
                                                            --------
                                                             2005
                                                             ----

Net income: As reported ..............................     $   860

Deduct:  Total stock-based compensation cost
             determined under the fair value
             method net of tax .......................          60
                                                           -------

Pro forma ............................................     $   800
                                                           =======

Basic earnings per share:
             As reported .............................     $  0.50
             Pro forma ...............................     $  0.47

Diluted earnings per share:
            As reported ..............................     $  0.48
            Pro forma ................................     $  0.45

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY


In 2005 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2005; a dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 4.33%, and expected lives of 10 years for the options.


Note 3 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the six months ended June 30, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,114,169 and 1,703,059, respectively. Earnings per share for the second quarter of 2006 compared to that of the second quarter of 2005, $.60 versus ($.01), respectively, is discussed in the Net Income section under the Management's Discussion and Analysis or Plan of Operation heading.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the six months ended June 30, 2006 and 2005 (Dollars in thousands, except share and per share data):

                                                           Six Months Ended
                                                              June 30,
                                                              --------
                                                         2006             2005
                                                         ----             ----

Net Income (in thousands) ....................       $    2,504       $      860
Weighted average outstanding shares ..........        2,114,169        1,703,059

Basic Earnings Per Share .....................       $     1.18       $     0.50

Weighted average outstanding shares ..........        2,114,169        1,703,059
Dilutive effect of stock options .............           53,992           84,777
                                                     ----------       ----------

Weighted average diluted shares ..............        2,168,161        1,787,836

Diluted earnings per
share ........................................       $     1.15       $     0.48


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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

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


Note 5 - Stock Split

On April 3, 2006, the Board of Directors of the Company approved a six-for-five split of the common stock effected in the form of a stock dividend for shareholders of record on April 20, 2006. Accordingly, all share and per share information presented throughout the financial statements have been restated to reflect the effect of the stock split.

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


RESULTS OF OPERATIONS:

Net Income
For the first six months of 2006, First South Bancorp, Inc. earned a net income of approximately $2.504 million, or $ 1.15 per diluted share, compared to approximately $860 thousand, or $ .50 per diluted share, for the same period in 2005. Earnings per share increased by 130%. The 191% increase in net income is attributed to several factors including a 25.4% increase in net interest income from $5.996 million during the first six months in 2005 to $7.519 million during the same period in 2006. The provision for loan losses increased by $119 thousand, or 28.1%, from $423 thousand in the first six months of 2005 to $542 thousand during the same period in 2006. Non-interest income increased by 62.1% from $438 thousand in 2005 to $710 thousand during the first six months of 2006. Most of the $272 thousand increase resulted from a $72.4 thousand increase in loan brokerage fees and a $134.2 thousand increase in investment brokerage service fees. Non-interest expense during the first six months decreased 19.4%, from $4.679 million in 2005 to $3.769 million in the same period in 2006. With all of the standard major categories of non-interest expense, salaries and benefits, $481 thousand, occupancy, $59 thousand, and other operating, $227 thousand, experiencing an combined increase of $767 thousand, the overall $910 thousand non-interest expense decrease clearly resulted from the litigation settlement expense of $1.677 million recorded in June of 2005.

For the three month period ending June 30, 2006, First South Bancorp, Inc. earned a net income of approximately $1.291 million, or $ .60 per diluted share, compared to an approximate loss of $14 thousand, or a loss just under $.01 per diluted share, for the same period in 2005. Though a number of factors contributed to the $1.305 million net difference between the second quarter income of 2006 and 2005, specifically non-interest income increased $325 thousand in 2006, salaries and benefits expense increased $311 thousand in 2006, occupancy expense increased $53 thousand in 2006, net interest income increased $653 thousand in 2006 and provision for income taxes increased $757 thousand in 2006, the most significant contributing factor to this difference was the $1.677 million litigation settlement expense recorded in June of 2005.

Profitability
Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first six months of 2006 were 1.46% and 15.59%, respectively.

Table One
                                           Selected Earnings Ratios
                                  at or for the Six Months Ending June 30,
                                  ----------------------------------------
                                          2006             2005
                                          ----             ----
Return on Average Assets ...........     1.46%             0.57%

Return on Average Equity ...........    15.59%             6.19%

Dividend Payout Ratio ..............      N/A               N/A

Average Stockholders Equity
  as a Percentage of Average
  Assets ...........................     9.36%             9.13%

Excluding periods when other than ordinary course of business revenues or expenditures are recorded, such as the litigation expense experienced by the Company in 2005, performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.


Net Interest Income
Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest-bearing liabilities, primarily deposits. Net interest income for the first six months of 2006 increased over that of the same period in 2005 by $1.523 million, or 25.4%. This increase was almost exclusively the result of an economic environment in which interest rates were rising and the Company's earning assets were repricing higher and more rapidly than interest-bearing liabilities.


Total average earning assets exceeded total average interest-bearing liabilities during the first six months of 2006 by $38.029 million, as compared to $36.302 million during the same period in 2005. The yield on earning assets for the six month period ending in 2006, as compared to the same period in 2005, increased 157 basis points. The funding cost of interest-bearing liabilities during the first six months of 2006, as compared to the same period in 2005, increased 124 basis points, or 33 basis points less than increase in the yield on earning assets. The net result of the volume and rate changes between the two first six month periods was an improvement of 33 basis points in the interest spread between earning assets and interest-bearing liabilities for the first six months of 2006.

The increase in net interest income in the second quarter of 2006, as compared to that of the same period in 2005, resulted from a combination of factors. Average earning assets during the second quarter of 2006 exceeded average interest-bearing liabilities by $39.5 million compared to a difference between earning assets and interest-bearing liabilities in the second quarter of 2005 of $35.1 million. The volume differential coupled with an increase in the interest spread in 2006 of 11 basis points, from 3.77% in 2005 to 3.88% in 2006, combined to produce a 2006 second quarter increase in net interest income over that of the same period in 2005 of $653 thousand.


Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2006 and 2005.

Table Two                                                     Net Interest Income and Average Balance Analysis
                                                                      for the Six Months Ended June 30,
                                                                                2006 and 2005
                                                                           (Amounts in thousands)

                                                                                           Interest             Average
                                                              Average Balance             Income/Expense      Yield/Cost
                                                              ---------------             --------------      ----------
Interest Earning Assets                                      2006          2005         2006        2005     2006    2005
------------------------                                     ----          ----         ----        ----     ----    ----

Int. Bearing Due from Banks .........................    $ 12,904      $ 14,125      $   298     $  188      4.66%    2.68%
Investments .........................................      33,416        22,552          753        422      4.54%    3.77%
Loans ...............................................     286,475       258,067       12,472      9,059      8.78%    7.08%
                                                         --------      --------      -------     ------
Total Interest Earning Assets .......................     332,795       294,744       13,523      9,669      8.19%    6.62%

Noninterest Earning Assets
Cash & Due From Banks ...............................       5,558         5,438
Allowance for Loan Losses ...........................      (3,170)       (3,069)
Investments: Fair Value .............................        (339)         (101)
Premises & Equipment ................................       5,394         5,255
Investment in unconsolidated subsidiary .............         155           155
Interest Receivable & Other .........................       5,366         4,451
                                                         --------      --------
Total Noninterest Earning Assets ....................      12,964        12,129
                                                         --------      --------

TOTAL ASSETS ........................................    $345,759      $306,873
                                                         ========      ========


Interest Bearing Liabilities
NOW Accounts ........................................    $ 32,979      $ 38,616      $  567      $  448      3.47%    2.34%
Money Market & Savings ..............................      49,339        52,475       1,001         610      4.09%    2.34%
Time Deposits & IRAs ................................     192,919       147,835       3,929       2,200      4.11%    3.00%
Fed Funds Purchased & Repos .........................       4,868         4,308          98          47      4.06%    2.20%
Other borrowed funds ................................       9,475        10,000         213         224      4.53%    4.52%
Subordinated debt ...................................       5,000         5,000         192         142      7.74%    5.73%
Demand Notes Issued to Treasury .....................         186           208           4           2      4.34%    1.94%
                                                         --------      --------      ------      ------
Total Interest Bearing Liabilities ..................     294,766       258,442       6,004       3,673      4.11%    2.87%

Noninterest Bearing Liabilities
Demand Deposits .....................................      15,820        18,101
Interest Payable ....................................         996           663
Other Liabilities ...................................       1,801         1,652
                                                         --------      --------
Total Non Int Bearing Liabilities ...................      18,617        20,416

Stockholder's Equity ................................      32,376        28,015
                                                         --------      --------

TOTAL LIABILITIES & EQUITY ..........................    $345,759      $306,873
                                                         ========      ========

Net Interest Income .................................                                $7,519      $5,996
                                                                                     ======      ======

  Net Yield on Earning Assets .......................                                                        4.56%    4.10%
  Interest Rate Spread ..............................                                                        4.08%    3.75%

Non-interest Income
Non-interest income for the first six months of 2006 increased $272 thousand to $710 from $438 thousand during the same period in 2005, a 62.1% increase. Service charges decreased by $20 thousand from $155 thousand during the first six months of 2005 to $135 thousand during the same period in 2006. This decrease resulted primarily from the increase in 2006 of the earnings allowance interest rate which resulted in a larger credit against business account service charges determined through full account analysis. The largest dollar increase in any of the three major categories of non-interest income was experienced in the area of commissions and fees. The $241 thousand increase in total commissions and fees in 2006 over the same six month period in 2005 was most directly related to the $72.4 thousand increase in loan brokerage fees and the $134.2 thousand increase in investment brokerage service fees.

Non-interest income in the second quarter of 2006 exceeded that of the same period in 2005 by $325 thousand. Though service charge income decreased $12 thousand in the second quarter of 2006, as compared to that of the same period in 2005, all other categories of non-interest income, but primarily commissions and fees, increased in 2006 over 2005. The category of commission and fees experienced the greatest increase, from $137 thousand in the second quarter of 2005 to $474 thousand during the same period in 2006. Commissions and fees resulting from mortgage loan, investment brokerage, and loans brokerage services accounted for $239 thousand, or 71%, of the total $337 thousand increase.

Table Three provides a six month 2006 to 2005 comparison of various categories of non-interest income.

Table Three                                 Summary of Total Noninterest Income
                                             for the Six Months Ended June 30,
                                                       2006 and 2005
                                                  (Amounts in thousands)

                                                  2006                  2005
                                                  ----                  ----
Service Charges .............................     $135                  $155
Commissions & Fees ..........................      494                   253
Other Noninterest Income ....................       81                    30
                                                  ----                  ----
Total .......................................     $710                  $438

Non-interest Expense
Non-interest expense for the first six months of 2006 decreased 19.4%, from $4.679 million in 2005 to $3.769 million in 2006. With increases in all of the standard major categories of non-interest expense, salaries & benefits - $481 thousand, occupancy - $59 thousand, and other operating - $227 thousand, experiencing a combined increase of $767 thousand, the overall $910 thousand decrease clearly resulted from the expense incurred in June of 2005 related to the $1.677 million litigation settlement expense.

Non-interest expense for the second quarter of 2006, compared to the same period in 2005, declined by $910 thousand. Exclusive of the unusual non-interest expense in the second quarter of 2005 associated with the litigation settlement expense of $1.677 million, which alone was the basis for the $910 thousand decrease in non-interest expense in the second quarter of 2006 compared to the same period in 2005, all standard categories of non-interest expense increased in 2006. Compared to the second quarter of 2005, expenses in the second quarter of 2006 for salaries and benefits increased $311 thousand, or 33.8%, occupancy expense increased $53 thousand, or 29.6%, other operating expense $140 thousand, or 34.9% The major contributing factors to the 2006 increase in each category of non-interest expense were the addition of two additional employees and office expansions in the Columbia and Bluffton branch locations.

Table Four provides a six month 2006 to 2005 comparison of various categories of non-interest expense.

Table Four                                 Summary of Total Non-interest Expense
                                             For the Six Months Ended June 30,
                                                       2006 and 2005
                                                  (Amounts in thousands)

                                                    2006                 2005
                                                    ----                 ----

Salaries & Employee Benefits ..................   $2,330               $1,849
Occupancy & Equipment .........................      440                  381
Other expense .................................      999                  772
Net Litigation Settlement .....................        -                1,677
                                                  ------               ------
Total .........................................   $3,769               $4,679

Income Taxes

The provision for income taxes for the six months ended June 30, 2006 was $1.414 million as compared to $472 thousand during the same six month period in 2005, a 199.6% increase. This increase was due to the $2.586 million, or 194.1%, increase in pretax income in 2006.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2006, nine government agency issues totaling $8,500,000 were purchased. The average annual yield on these purchased investments is 5.68 %. During the same period, two government agency issues totaling $4,000,000 with an average annual yield of 3.02% matured. During the same period, $326.4 in principal pay-downs with an average coupon yield of 4.99% were recorded on mortgage-backed investments.

Table Five                                          Analysis of Investment Securities*
                                                          (Amounts in thousands)


December 31, 2005                           Available-for-Sale                            Held-for-Investment
                                            ------------------                            -------------------
                                   Amortized Cost      Estimated Fair Value    Amortized Cost      Estimated Fair Value
                                   --------------      --------------------    --------------      --------------------
Due in one year or less .........    $ 9,000                 $ 8,938               $    -                   $    -
Due from one to five years ......     10,491                  10,327                4,000                    3,990
 Due from five to 10 years ......      1,000                     985                2,000                    2,008
 Due after ten years ............      1,123                   1,105                  481                      634
Mortgage backed securities ......        766                     742                  783                      795
                                     -------                 -------               ------                   ------

                                     $22,380                 $22,097               $7,264                   $7,427
                                     -------                 -------               ------                   ------


June 30, 2006                               Available-for-Sale                            Held-for-Investment
                                            ------------------                            -------------------


                                   Amortized Cost      Estimated Fair Value      Amortized Cost      Estimated Fair Value
                                   --------------      --------------------      --------------      --------------------
Due in one year or less .........    $ 9,000                 $ 8,901              $     -                  $     -
Due from one to five years ......      7,492                   7,284                4,000                    3,908
Due from five to 10 years .......      5,500                   5,381                4,998                    4,937
Due after ten years .............      1,123                   1,069                  481                      627
Mortgage backed securities ......        669                     641                  554                      558
                                     -------                 -------              -------                  -------

                                     $23,784                 $23,276              $10,033                  $10,030
                                     -------                 -------              -------                  -------

*Excludes equity securities with no readily determinable market value of $1.269 million on December 31, 2005 and $1.326 million on June 30, 2006.


Loan portfolio
During the twelve month period between June 30, 2005 and June 30, 2006, loans increased by $43.1 million, or 17.0%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly with the percentage of total real estate loans to total loans increasing by .6% and the percentage of commercial and industrial loans to total loans decreasing by .6%.

As shown in Table Seven, on June 30, 2006 Variable Rate Loans comprised 78.7% of the total loan portfolio. On June 30, 2006, there were thirteen loans totaling $3.2 million on non-accrual status.

Table Six                                                          Analysis of Loans
                                                                        Balances
                                                                 (Amounts in thousands)
Real Estate:                                              June 30, 2006             December 31, 2005
                                                              ----                       ----
   Construction/Land Development ..................    $ 19,293     6.51%          $ 14,041     5.23%
   1-4 Family Residential Properties ..............      68,559    23.12%            65,187    24.28%
   Multifamily Residential Properties .............       4,293     1.45%             3,761     1.40%
   Non-farm Nonresidential Properties .............     148,489    50.07%           136,692    50.90%
   Other Real Estate
Loans .............................................       2,969     1.00%             3,211     1.20%
Commercial & Industrial ...........................      52,495    17.70%            45,230    16.84%
Consumer ..........................................         461     0.16%               410     0.15%
                                                       --------                    --------

Total .............................................    $296,559    100.0%          $268,532    100.0%
                                                       ========    ======          ========    ======

Table Seven                        Analysis of Loan Maturities and Repricing Frequency
                                                   as of June 30, 2006
                                                  (Amounts in thousands)

                               Within   >3 Months     >1 Year    >3 Years       Over
                             3 Months   12 Months     3 Years     5 Years    5 Years       Total
                             --------   ---------     -------     -------    -------       -----
Variable Rate Loans .......  $233,164     $     -     $     -     $     -       $  -    $233,164

Fixed Rate Loans ..........    16,486      12,671      15,823      14,275        988      60,243
                             --------     -------     -------     -------       ----    --------

Total Loans ...............  $249,650     $12,671     $15,823     $14,275       $988    $293,407


Excludes loans on non-accrural status of $3.152 million

The allowance for loan losses, which represents management's estimate of the losses inherent in the loan portfolio, is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based on a model that assigns a risk rating on each individual loan and considers the loss risks associated with various risk categories in relationship to the current and forecasted economic environment. Management also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. The increase of $119 thousand in loan loss provision for the six months ending June 30, 2006, as compared to the same period in 2005, was primarily due to the application of the bank's formula for calculating the allowance for loan losses based on loan grades and the growth the bank experienced. The loan portfolio during the first six months of 2006 experienced a downgrading pertaining to some outstanding loans in the portfolio. Table Eight provides the results of the year-to-date analysis for six month ending June 30, 2006 and 2005, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight                            Analysis of the Allowance for Loan Losses
                                            for the Six Months Ended June 30

                                               2006                   2005
                                               ----                   ----
Balance at Beginning of Year ............   $3,000,000             $2,900,000
Provision Charged to Operations .........      542,000                423,000
Loans Charged-Off .......................    (206,000)              (325,000)
Loan Recoveries .........................       14,000                  2,000
                                            ----------             ----------
Balance at End Of Period ................   $3,350,000             $3,000,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral element of the interest rate risk management process. At June 30, 2006, the cumulative one-year gap for the Bank was a negative, or liability sensitive, $5.5 million. At June 30, 2006, the cumulative five-year gap for the Bank was a positive, or asset sensitive, $20.6 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2006.

Table  Nine                                               Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                                                Repricing Schedule as of June 30, 2006
                                                                                      (Amounts in thousands)

                                                                   One Year         Over One Year          Over
                                                                   or Less          to Five Years       Five Years           Total
                                                                   -------          -------------       ----------           -----
Interest Earning Assets

Due From Banks ........................................          $   3,225            $       -           $     -          $   3,225
Investment Securities* ................................              9,000               11,492            13,325             33,817
FHLB Stock ............................................              1,326                    -                 -              1,326
Loans** ...............................................            262,321               30,098               988            293,407
                                                                 =========            =========           =======          =========

Total .................................................          $ 275,872            $  41,590           $14,313          $ 331,775
*Amortized Cost
**Excludes $3,152 in loans on non-accrural status

Interest Bearing
Liabilities

NOW Accounts ..........................................          $  31,777            $       -           $     -          $  31,777
Savings & MMIA ........................................             53,278                    -                 -             53,278
Time Deposits:$100 & > ................................             58,930                5,367                 -             64,297
Time Deposits: <$100m .................................            113,747               10,022                 -            123,769
Repurchase Agreements .................................              3,727                    -                 -              3,727
Subordinated Debt (Trust Preferred Sec.) ..............              5,000                    -                 -              5,000
Other Borrowed Funds ..................................             15,000                    -                 -             15,000
                                                                 =========            =========           =======          =========

Total .................................................          $ 281,459            $  15,389           $     -          $ 296,848

Period Gap ............................................          $  (5,587)           $  26,201           $14,313          $  34,927

Cumulative Gap ........................................          $  (5,587)           $  20,614           $34,927

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ......................               98.0%               270.3%             N/A

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ......................               98.0%               106.9%             N/A

                                                              3 Months           Over 3 Months          Over One
Time Deposits                                                  & Less            to 12 Months             Year           Total
                                                               ------            ------------             ----           -----
$100,000 and Greater ...........................              $14,237              $44,693              $ 5,367         $64,297

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

Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At June 30, 2006, the Bank had issued commitments to extend credit of $49.3 million through various types of lending arrangements. Of these commitments, 62.9 %, or $31.0 million, expire within one year, and 37.1 %, or $18.3 million, expiring in more than one year. Past experience indicates that many of theses commitments to extend credit will expire unused.

The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Tier 1 capital for the Company during the six month period between December 31, 2005 and June 30, 2006, increased $2.641 resulting from a $2.504 million increase in retained earnings and the exercising of stock options in the amount of $137 thousand.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At June 30, 2006, the Bank met all of the requirements to be well capitalized.

The Bank's and Company's June 30, 2006 capital ratios are presented in the following table, compared with the FDIC's "well capitalized" ratios and the minimum ratios under the FDIC and Federal Reserve regulatory definitions and guidelines:

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                               For Capital           Prompt Corrective
                                                         Actual             Adequacy Purposes         Action Provisions
                                                         ------             -----------------         -----------------
                                                    Amount       Ratio      Amount       Ratio       Amount         Ratio
                                                    ------       -----      ------       -----       ------         -----

June 30, 2006
              Total Capital
              (To Risk Weighted Assets) ...      $40,524,000     13.52%  $23,983,200       >8.0%    $29,978,900    >10.0%
              Tier I Capital
              (To Risk Weighted Assets) ...      $32,274,000     10.77%  $11,991,600       >4.0%    $17,987,400     >6.0%
              Tier I Capital
              (To Average Assets) .........      $32,274,000      9.19%  $14,047,400       >4.0%    $17,559,200     >5.0%



The Holding Company
(Dollar Amounts in Thousands)
                                                                                For Capital
                                                          Actual              Adequacy Purposes
                                                          ------              -----------------
                                                   Amount       Ratio      Amount            Ratio
                                                   ------       -----      ------            -----

June 30, 2006
              Total Capital
              (To Risk Weighted Assets) .....    $41,985,000     14.00%    $23,995,600       >8.0%
              Tier I Capital
              (To Risk Weighted Assets) .....    $33,735,000     11.25%    $11,997,800       >4.0%
              Tier I Capital
              (To Average Assets) ...........    $33,735,000      9.60%    $14,053,600       >4.0%

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

As of June 30, 2006, there was no significant change from the interest sensitivity analysis performed and disclosed in the 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     a)   The Corporation held its annual meeting of shareholders on May 17,2006

     b) The following persons were elected as directors of the Corporation, each to serve a three year term until the Annual Meeting of Shareholders in 2009.

          Name                                        Shares Voted      Broker
                                             For        Withhold       Non-Votes
                                             ---        --------       ---------

          Roger A. F. Habisreutinger      1,262,573       75,662           0
          Chandrakant V. Shanbhag         1,262,573       75,662           0

          Other directors to continue serving after the meeting are:

          Harold E. Fleming, Joel C. Griffin, Herman E. Ratchford
          Barry L. Slider, and David G. White

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



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
August 11, 2006                   ---------------------------------------------
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