Form 10-Q
period 2006-09-30
FIRST SOUTH BANCORP INC
filed 2006-11-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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


Indicate by check mark whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X} N0 { }

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and a large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes { } No {X}

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, no par value, 2,133,476 shares outstanding on November 8, 2006.

                            FIRST SOUTH BANCORP, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

           Balance Sheets ..............................................     3

           Statements of Operations ....................................     4

           Statements of Comprehensive Income ..........................     5

           Statements of Cash Flows ....................................     6

           Statements of Changes in Shareholders' Equity ...............     7

           Notes to Unaudited Financial Statements .....................  8-10


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation ...................................11-20

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk ...............................................    21


  Item 4.  Controls and Procedures......................................    22

Part II -         OTHER INFORMATION ....................................    23

  Item 6.  Exhibits


SIGNATURES .............................................................    24

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                          FIRST SOUTH BANCORP, INC AND
                                   SUBSIDIARY
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                                  (Unaudited)
                                                                                                   Sep. 30,                 Dec. 31,
                                                                                                     2006                     2005
                                                                                                     ----                     ----
Assets
Cash & due from banks ............................................................               $   2,320                $   5,022
Due from banks - interest bearing ................................................                  15,338                   13,510
 Investment securities:
    Securities held to maturity ..................................................                   9,954                    7,264
    Securities available for sale ................................................                  24,522                   22,097
Federal Home Loan Bank Stock .....................................................                     740                    1,269
Loans ............................................................................                 287,275                  268,033
      Less, allowance for loan losses ............................................                  (3,290)                  (3,000)
                                                                                                 ---------                ---------
Loans - net ......................................................................                 283,985                  265,033
Property & equipment, net ........................................................                   5,356                    5,289
Investment in FSBS Capital Trust .................................................                     155                      155
Other assets .....................................................................                   5,266                    5,093
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 347,636                $ 324,732
                                                                                                 =========                =========

Liabilities
Deposits:
      Noninterest-bearing ........................................................               $  15,280                $  13,821
      Interest-bearing ...........................................................                 287,027                  251,904
                                                                                                 ---------                ---------
    Total deposits ...............................................................                 302,307                  265,725

Securities sold under repurchase agreements ......................................                   3,346                    5,740
Other borrowed funds .............................................................                       -                   15,000
Demand notes issued to the U.S. Treasury .........................................                     412                      298
Subordinated debt ................................................................                   5,155                    5,155
Other liabilities ................................................................                   1,615                    1,943
                                                                                                 ---------                ---------
    Total liabilities ............................................................                 312,835                  293,861

Shareholders' equity
Common stock - no par value; 36,000,000 authorized,
Outstanding 2,129,276 and 2,103,987 respectively
Paid-in capital ..................................................................                  19,601                   19,422
Retained Earnings ................................................................                  15,341                   11,624
Accumulated other comprehensive loss .............................................                    (141)                    (175)
                                                                                                 ---------                ---------
Total shareholders' equity .......................................................                  34,801                   30,871
                                                                                                 ---------                ---------

Total liabilities and shareholders' equity .......................................               $ 347,636                $ 324,732
                                                                                                 =========                =========

See Notes to accompanying financial statements.

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                            Statements of Operations

                                                                                            (Unaudited)
                                                                                     Period ended September 30,
                                                                                     --------------------------
                                                                            Three Months                         Nine Months
                                                                            ------------                         -----------
                                                                        2006            2005                 2006           2005
                                                                        ----            ----                 ----           ----
                                                                                (Dollars in thousands, except per share)
Interest income
               Loans, including fees ......................       $     6,542       $     4,953        $    19,014       $    14,012
               Investment securities ......................               419               231              1,172               653
               Interest bearing deposits ..................               120               133                418               321
                                                                  -----------       -----------        -----------       -----------

               Total interest income ......................             7,081             5,317             20,604            14,986
Interest expense
               Deposits and borrowings ....................             3,490             2,069              9,494             5,742
                                                                  -----------       -----------        -----------       -----------

Net interest income .......................................             3,591             3,248             11,110             9,244
               Provision for loan losses ..................                29                (5)               571               418
                                                                  -----------       -----------        -----------       -----------
Net interest income after provision .......................             3,562             3,253             10,539             8,826

Noninterest income
               Service charges on deposit accounts ........                75                67                210               222
               Other income ...............................               247               105                822               388
                                                                  -----------       -----------        -----------       -----------
               Total noninterest income ...................               322               172              1,032               610

Noninterest expense
               Salaries and benefits ......................             1,250               958              3,580             2,807
               Occupancy and equipment ....................               250               171                690               552
               Other expense ..............................               490               374              1,489             1,146
               Litigation Settlement ......................                 -                 -                  -             1,677
                                                                  -----------       -----------        -----------       -----------
               Total noninterest expense ..................             1,990             1,503              5,759             6,182
                                                                  -----------       -----------        -----------       -----------

Income before income taxes ................................             1,894             1,922              5,812             3,254
               Provision for income taxes .................               682               677              2,096             1,149
                                                                  -----------       -----------        -----------       -----------

Net income ................................................       $     1,212       $     1,245        $     3,716       $     2,105
                                                                  ===========       ===========        ===========       ===========

Basic per share earnings ..................................       $      0.57       $      0.62        $      1.76       $      1.02

Diluted earnings per share ................................       $      0.56       $      0.60        $      1.71       $      0.98


Weighted Average Shares Outstanding:
               Basic ......................................         2,123,973         2,018,988          2,115,103         2,061,902
               Diluted ....................................         2,173,792         2,089,303          2,174,218         2,141,857

All share amounts reflect the 6 for 5 stock split distributed on May 5, 2006

See Notes to accompanying financial statements.

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)

                                                                               (Unaudited)                       (Unaudited)
                                                                            Three Months Ended                 Nine Months Ended
                                                                                September 30,                    September 30,
                                                                                -------------                    -------------
                                                                            2006            2005              2006            2005
                                                                            ----            ----              ----            ----
Net Income .....................................................         $ 1,212          $ 1,245          $ 3,716          $ 2,105

Other comprehensive income:

Change in unrealized holdings gains &
    losses on available for sale securities ....................             281              (44)              55             (120)

Income tax benefit (expense) on other
                comprehensive income  (loss) ...................            (107)              17              (21)              45
                                                                         -------          -------          -------          -------

Total other comprehensive income (loss) ........................             174              (27)              34              (75)
                                                                         -------          -------          -------          -------

Comprehensive income ...........................................         $ 1,386          $ 1,218          $ 3,750          $ 2,030


 See Notes to accompanying financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                         2006                2005
                                                                                                         ----                ----
                                                                                                           (amounts in thousands)
Operating Activities
Net income ...............................................................................            $  3,716             $  2,105

Adjustments to reconcile net income to net cash
           provided by operating activities
              Provision for loan losses ..................................................                 571                  418
              Gain on called Security ....................................................                   -                   (8)
              Depreciation ...............................................................                 314                  281
              Amortization ...............................................................                  10                   15
              Deferred Tax Provision .....................................................                  18                  230
              Increase in other assets ...................................................                (562)              (1,144)
              Decrease in accrued expenses and other liabilities .........................                (193)                (587)
                                                                                                      --------             --------

Net cash provided by operating activities ................................................               3,874                1,310
                                                                                                      --------             --------


Investing Activities
              Purchase of securities .....................................................             (11,498)              (7,992)
              Sale(Purchase) of restricted FHLB stock ....................................                 528                  (90)
              Proceeds from MBS principal paydowns .......................................                 441                  718
              Proceeds from called  securities ...........................................               6,000                4,375
              Origination of loans, net of principal collected ...........................             (19,248)              (3,664)
              Purchase of other real estate owned ........................................                 (86)                   -
              Purchase of premises and equipment .........................................                (378)                (342)
                                                                                                      --------             --------

Net cash used in investing activities ....................................................             (24,241)              (6,995)
                                                                                                      --------             --------

Financing Activities
              Net increase in deposits ...................................................              36,592               14,591
              Net decrease in retail repurchase agreements ...............................              (2,394)              (1,117)
              Proceeds from exercise of stock options ....................................                 180                  755
              Net increase (decrease) in other borrowings ................................             (14,886)                  37
                                                                                                      --------             --------

Net cash provided by financing activities ................................................              19,492               14,266
                                                                                                      --------             --------

Net increase(decrease) in cash and cash equivalents ......................................                (875)               8,581

Cash and cash equivalents, beginning .....................................................              18,532               13,292
                                                                                                      --------             --------

Cash and cash equivalents, ending ........................................................            $ 17,657             $ 21,873
                                                                                                      ========             ========







 See Notes to accompanying financial statements.

                    FIRST SOUTH BANCORP INC., AND SUBISIDIARY
                  Statements of Changes in Shareholders' Equity
      Year-ended December 31, 2005 and Nine Months Ended September 30, 2006
                                   (Unaudited)

(dollars in thousands, except per share)

                                                                                                      ACCUMULATED
                                                    SHARES OF                                            OTHER              TOTAL
                                                     COMMON            PAID-IN         RETAINED       COMPREHENSIVE    SHAREHOLDERS'
                                                      STOCK            CAPITAL         EARNINGS      INCOME/(LOSS)         EQUITY
                                                      -----            -------         --------      -------------         ------
Balance at December 31, 2004 ...............        1,682,490      $ 18,637,856      $  8,224,862     $    (18,861)    $ 26,843,857

Net income .................................                                            3,400,004                         3,400,004

Exercised Stock Options ....................           67,954           783,778                                             783,778


Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                              (156,434)        (156,434)
                                                 ------------      ------------      ------------     ------------     ------------


Balance at December 31, 2005 ...............        1,750,444        19,421,634        11,624,866         (175,295)      30,871,205

Six for five(6 for 5) Common Stock Split ...          353,543
                                                 ------------      ------------      ------------     ------------     ------------

Beginning Balance January 1, 2006 ..........        2,103,987        19,421,634        11,624,866         (175,295)      30,871,205

Net income .................................                                            3,715,727                         3,715,727

Exercised Stock Options ....................           25,289           179,505                                             179,505


Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                                34,249           34,249
                                                 ------------      ------------      ------------     ------------     ------------

Balance at September 30, 2006 ..............        2,129,276      $ 19,601,139      $ 15,340,593     $   (141,046)    $ 34,800,686
                                                    =========      ============      ============     ============     ============

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited  Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, please refer to the financial statements and notes thereto for the Company's fiscal year ended December 31, 2005, contained in the Company's annual report on Form 10-KSB.

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

Prior to the adoption of FAS 123(R), the Company accounted for stock options in accordance with APB Opinion No. 25, and accordingly, no compensation expense was recorded for stock options. The schedule below reflects pro forma information had the Company accounted for stock options in 2005 using the fair value method under SFAS No.123.


      (Dollar amounts in thousands, except per share amounts)

                                                           Nine Months ended
                                                             September 30,
                                                             -------------
                                                                 2005
                                                                 ----

      Net income: As reported ..............................   $   2,105

      Deduct:  Total stock-based compensation cost
                   determined under the fair value
                   method net of tax .......................          76
                                                               ---------

      Pro forma ............................................   $   2,029
                                                               =========


      Basic earnings per share:
                   As reported .............................    $   1.02
                   Pro forma ...............................    $    .98

      Diluted earnings per share
                  As reported ..............................    $    .98
                  Pro forma ................................    $    .95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the nine-month periods ended September 30, 2005; dividend yield of 0%, expected volatility of 50%, risk-free interest rates of 4.33% for 2005 and expected lives of 10 years for the options.

Note 2 - Earnings per Share

         Earnings per share has been determined under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the Company to present basic and diluted net income per share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each of the periods presented.

         The only potentially dilutive stock of the Company as defined in FASB 128, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three and nine month periods ended September 30, 2006 and 2005. (Dollars are in thousands, except for per share data.)

                                                                    Nine Months Ended                       Three Months Ended
                                                                      September 30,                            September 30,
                                                                      -------------                            -------------
                                                                 2006               2005                  2006               2005
                                                                 ----               ----                  ----               ----

Net Income (in thousands) ..........................          $    3,716          $    2,105          $    1,212          $    1,245
Weighted average outstanding shares ................           2,115,103           2,061,902           2,123,973           2,018,988

Basic Earnings Per Share ...........................          $     1.76          $     1.02          $     0.57          $     0.62

Weighted average outstanding shares ................           2,115,103           2,061,902           2,123,973           2,018,988
Dilutive effect of stock options ...................              59,115              79,955              49,820              70,315
                                                              ----------          ----------          ----------          ----------

Weighted average diluted shares ....................           2,174,218           2,141,857           2,173,793           2,089,303

Diluted earnings per share .........................          $     1.71          $     0.98          $     0.56          $     0.60

All Share amounts reflect the 6 for 5 stock split distributed May 5, 2006

Note 3 - Litigation

The Company recorded an expense of $1.7 million in June 2005 in connection with the settlement of the lawsuit described in Item 3 of the Company's annual report on Form 10-KSB for the year ended December 31, 2005.


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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair vale as the price that would be received to sell as an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Stateement NO. 87, 88, 106, and 132(R)," which requires a business entity to recognize the over funded or under funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158also requires a business entity to measure the funded status of a plan s of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, "which established that the financial statement effects of a tax position taken or expected to be take in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this new standard is not expected to have a material impact on the consolidated financial statements of the Company.



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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

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


RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006, COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2005, AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006, COMPARED TO SEPTEMBER 30, 2005.

Net Income

For the quarter ended September 30, 2006, First South Bancorp, Inc. earned a net profit of $1,212,000, a decrease of $33,000, or 2.7%, from the same period in 2005. Basic per share quarterly earnings were $.57 in 2006 and $.62 in 2005. The decrease in earnings in 2006, as compared to the same quarter in 2005, can be primarily attributed to the $487,000, or 32.4%, increase in non-interest expense discussed below. The increase in net interest income and non-interest income for the third quarter of 2006, over the same period in 2005, $343,000 and $150,000, respectively, reduced the negative effect on earnings the increase in non-interest expense would have had otherwise.

For the nine month period ended on September 30, 2006, the Company earned a net profit of $3,716,000, a $1,611,000, or 76.5%, increase over the same nine month period in 2005. Though changes between the nine month periods of 2006 and 2005 in all income and expense categories, as detailed in the Statement of Operations, contributed to the net amount of the 2006 increase in net income, the $1,677,000 litigation settlement expense in 2005, which substantially reduced 2005 net profit, was, by far, the most significant factor contributing the increase in net income in 2006.

Profitability

Earnings of financial institutions are often measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the three month period ending September 30, 2006 were 1.39% and 14.00%, respectively. For the nine months ended September 30, 2006, ROAA and ROAE were 1.44% and 15.04%. The percentages increase for the first nine months of 2006, as compared to the same period in 2005, can be largely attributed to the impact of the expense in June of 2005 associated with the mediated legal settlement referred to above.


Table One                                             Selected Earnings Ratios

                                      For Three Months Ending         For Nine Months Ending
                                           September 30,                  September 30,
                                           -------------                  -------------
                                        2006           2005             2006          2005
                                        ----           ----             ----          ----
Return on Average Assets ...........    1.39%          1.62%            1.44%         0.92%

Return on Average Equity ...........   14.00%         16.89%           15.04%         9.88%

Dividend Payout Ratio ..............     N/A            N/A              N/A           N/A

Average Stockholders Equity
as a Percentage of Average Assets ..    9.93%          9.59%            9.56%         9.30%





Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. Net interest income for the quarter ended September 30,2006 increased by $343,000, or 10.6%, over the 2005 quarter. Net interest income for the first nine months of 2006 increased by $1,866,000,or 20.2%, over the same period in 2005.

Several factors contributed to this increase including growth in average earning assets, increase in earning asset yield, and increase in interest rate spread. Average earning assets for the first nine months of 2006 increased by $39.0 million, or 13.3%, from the same nine month period in 2005. The earning assets yield increased by 145 basis points from 6.82 % for the nine month period ending September 30, 2005, to 8.27 % for the same period in 2006. With the overall cost of interest-bearing liabilities between these two nine month periods increasing 132 basis points, from 2.98 % in 2005 to 4.30 % in 2006, the bank experienced a 13 basis points improvement in the interest spread, the difference between the net yield on earning assets and the cost of interest-bearing liabilities.

 Table Two includes a detailed comparison of the average balances, annualized yields and rates for the interest sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2006 and 2005.

Table Two                                                           Net Interest Income and Average Balance Analysis
                                                                          for the Nine Months Ended September 30,
                                                                                         2006 and 2005
                                                                                     (Amounts in thousands)

                                                                                              Interest                Average
                                                               Average Balance             Income/Expense            Yield/Cost
                                                               ---------------             --------------            ----------
Interest Earning Assets                                      2006          2005            2006         2005        2006        2005
                                                             ----          ----            ----         ----        ----        ----
Int. Bearing Due from Banks ........................     $  11,679       $  14,739       $     418     $     321     4.79%     2.91%
Investments ........................................        33,861          23,199           1,172           653     4.63%     3.76%
Loans ..............................................       287,441         256,040          19,014        14,012     8.84%     7.32%
                                                         ---------       ---------       ---------     ---------     ----      ----
Total Interest Earning Assets ......................       332,981         293,978          20,604        14,986     8.27%     6.82%

Noninterest Earning Assets
Cash & Due From Banks ..............................         5,465           5,425
Allowance for Loan Losses ..........................        (3,224)         (3,046)
Investments: Fair Value Adjustment .................          (356)           (120)
Premises & Equipment ...............................         5,396           5,266
Investment in unconsolidated subsidiary ............           155             155
Interest Receivable & Other ........................         5,398           4,515
                                                         ---------       ---------
Total Noninterest Earning Assets ...................        12,834          12,195
                                                         ---------       ---------

TOTAL ASSETS .......................................     $ 345,815       $ 306,173
                                                         =========       =========

Interest Bearing Liabilities
NOW Accounts .......................................     $  31,896       $  39,151       $     838     $     706     3.51%     2.41%
Money Market & Savings .............................        51,849          50,952           1,670           927     4.31%     2.43%
Time Deposits & IRAs ...............................       193,741         148,035           6,262         3,463     4.32%     3.13%
Fed Funds Purchased & Repos ........................         4,817           4,426             150            80     4.16%     2.42%
Other borrowed funds ...............................         7,542          10,000             270           338     4.79%     4.52%
Subordinated debt ..................................         5,000           5,000             298           224     7.97%     5.99%
Demand Notes Issued to Treasury ....................           187             214               6             4     4.29%     2.50%
                                                         ---------       ---------       ---------     ---------     ----      ----
Total Interest Bearing Liabilities .................       295,032         257,778           9,494         5,742     4.30%     2.98%

Noninterest Bearing Liabilities
Demand Deposits ....................................        15,053          17,492
Interest Payable ...................................           990             682
Other Liabilities ..................................         1,701           1,733
                                                         ---------       ---------
Total Non Int Bearing Liabilities ..................        17,744          19,907

Stockholder's Equity ...............................        33,039          28,488
                                                         ---------       ---------

TOTAL LIABILITIES & EQUITY .........................     $ 345,815       $ 306,173
                                                         =========       =========

Net Interest Income ................................                                     $  11,110     $   9,244
                                                                                         =========     =========

  Net Yield on Earning Assets ......................                                                                 4.46%     4.20%
  Interest Rate Spread .............................                                                                 3.97%     3.84%

Other Income

Total other, or non-interest, income for both the three and nine month periods ending September 30, 2006, increased over the same three and nine month periods of 2005. The three month period increase in 2006 was $149 thousand, or 86.1%, and nine month period increase was $422 thousand, or 69.2%. With changes in service charge income for both the three and nine month periods on a comparative basis being an insignificant factor in the total increased amounts, the other two categories of non-interest income clearly accounted for the difference. The Commissions and Fees category in both the three and nine month periods accounted for the greatest portion of the increase in 2006 over that of 2005. This category of non-interest income includes fees received from loan brokerage services, which increased by $96 thousand in third quarter of 2006 compared to the same period in 2005 and by $222 thousand for the nine month period ended September 30, 2006, compared to the same period in 2005.

Table Three                                           Summary of Total Noninterest Income

                                for the Nine Months Ended September 30,    for the Three Months Ended September 30,
                                             2006 and 2005                              2006 and 2005
                                             -------------                              -------------
                                         (Amounts in thousands)                      (Amounts in thousands)

                                             2006        2005                           2006        2005
                                             ----        ----                           ----        ----
Service Charges .........................   $ 210       $ 222                           $ 75        $ 67
Commissions & Fees ......................     723         348                            229          95
Other Noninterest Income ................      99          40                             18          10
                                          -------       -----                          -----       ----
Total ................................... $ 1,032       $ 610                          $ 322       $ 172

Other Expense

Other, or non-interest expense, excluding the $1,677 litigation settlement expense in 2005, as referenced earlier under the Income and Profitability headings, increased by $1.254 million during the nine months ended September 30, 2006, as compared to the same period in 2005. $773 thousand, or 61.6%, of the total $1,254 adjusted total increase was in the category of Salaries and Benefits expense. Of the total $773 thousand increase in salaries and benefits expense, approximately $604 thousand, or 78.2%, resulted from an increase in the number of full-time equivalent employees from 59 on September 30, 2005, to 67 on September 30, 2006. During 2006, additional space was leased in both the Bluffton and Columbia office locations. The additional expense of these expansions, as well as the opening of a loan production office in Greenville, S.C. in July, were significant factors in the increased Occupancy & Equipment and Other non-interest expense categories for the nine month period of 2006, as compared to the same period in 2005.

The $487 thousand, or 32.4%, increase in non-interest expense for the three month period ended September 30, 2006, as compared to the same three month period in 2005, resulted from the same personnel, premises, and equipment additions noted in the above paragraph discussing the nine month comparison.

Table Four provides a comparison of various categories of non-interest expense for the nine and three month periods ending September 30, 2006, compared to the same periods in 2005.

Table Four                                                  Summary of Total Noninterest Expense

                                          For the Nine Months Ended September 30,    For the Three Months Ended September 30,
                                                    2006 and 2005                                2006 and 2005
                                                    -------------                                -------------
                                                (Amounts in thousands)                       (Amounts in thousands)

                                                   2006        2005                            2006         2005
                                                   ----        ----                            ----         ----

Salaries & Employee Benefits ...............    $ 3,580     $ 2,807                         $ 1,250        $ 958
Occupancy & Equipment ......................        690         552                             250          171
Other expense ..............................      1,489       1,146                             490          374
Net Litigation Settlement ...................         -       1,677                               -            -
                                                -------     -------                         -------      -------
Total                                           $ 5,759     $ 6,182                         $ 1,990      $ 1,503

Income Taxes

Provision for income taxes for the nine months ended September 30, 2006, was $2,096,000, or 36% of the nine month period's pretax income of $5,812,000. The provision for income taxes for the three month period ending September 30, 2006, was $682,000, or 36% of the three month period's pretax income of $1,894,000. In 2005 the nine and three month periods' income taxes were $1,149,000, or 35.3%, and $677,000, or 35.2%, of pretax income, respectively.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first nine months of 2006, $6,000,000 in government agency securities with a weighted average rate of 3.36% matured. During the same nine month period, $11,498,150 in government agency securities with a weighted average rate of 5.78% were purchased. During this nine month period, $441,154 in principal was received as payments on two GNMA issues. On September 30, 2006, $7,231,378 (Book Value) of investment portfolio holdings were pledged against Treasury, Tax and Loan deposits and repurchase agreement accounts.

Table Five                                                                      Analysis of Investment Securities
                                                                                        (Amounts in thousands)

December 31, 2005                                                   Available-for-Sale                     Held-for-Investment
                                                                    ------------------                     -------------------
                                                                Amortized          Estimated           Amortized        Estimated
                                                                  Cost             Fair Value             Cost          Fair Value
                                                                  ----             ----------             ----          ----------
Due in one year or less ............................             $ 9,000             $ 8,938             $     -          $     -
Due from one to five years .........................              10,491              10,327               4,000            3,990
Due from five to 10 years ..........................               1,000                 985               2,000            2,008
Due after ten years ................................               1,123               1,105                 481              634
Mortgage backed securities .........................                 766                 742                 783              795
                                                                 -------             -------             -------          -------
                                                                 $22,380             $22,097             $ 7,264          $ 7,427
                                                                 =======             =======             =======          =======

September 30, 2006                                                   Available-for-Sale                     Held-for-Investment
                                                                     ------------------                     -------------------
                                                                Amortized          Estimated           Amortized        Estimated
                                                                  Cost             Fair Value             Cost          Fair Value
                                                                  ----             ----------             ----          ----------

Due in one year or less ............................             $ 7,000             $ 6,947             $     -             $     -
Due from one to five years .........................               7,493               7,388               4,000               3,969
Due from five to 10 years ..........................               6,500               6,476               4,998               5,034
Due after ten years ................................               3,123               3,095                 482                 634
Mortgage backed securities .........................                 633                 616                 474                 480
                                                                 -------             -------             -------             -------

                                                                 $24,749             $24,522             $ 9,954             $10,117
                                                                 =======             =======             =======             =======

Excludes FHLB equity securities of $1,269 on December 31, 2005 and $740 on September 30, 2006



Loan portfolio

From December 31, 2005 to September 30, 2006, loans increased by $19.2 million, or 7.2%. As is shown in Table Six, loans secured by real estate at September 30, 2006, continued to comprise a substantial percentage of the total loan portfolio, 82.3% versus 83.0% at December 31, 2005. The Company's loan portfolio at September 30, 2006, as shown in Table Seven, is comprised of $227.8 million, or 80.1%, of variable rate loans, a decrease from $238.9 million or 89.6 %, at December 31, 2005.

Table Six                                                                                 Analysis of Loans
                                                                                December 31, 2005 and September 30, 2006
                                                                                         (Dollars in thousands)
Real Estate:                                                               Sept. 30, 2006                        Dec. 31, 2005
                                                                           --------------                        -------------
   Construction/Land Development .......................        $  22,931                   7.97%      $  14,041               5.23%
   1-4 Family Residential Properties ...................           62,429                  21.69%         65,187              24.28%
   Multifamily Residential Properties ..................            5,794                   2.01%          3,761               1.40%
   Nonfarm Nonresidential Properties ...................          142,727                  49.60%        136,692              50.90%
   Other Real Estate Loans .............................            2,965                   1.03%          3,211               1.20%
Commercial & Industrial ................................           50,345                  17.49%         45,230              16.84%
Consumer ...............................................              589                   0.20%            409               0.15%
                                                                ---------                              ---------

Total ..................................................        $ 287,780                  100.0%      $ 268,531              100.0%
                                                                                           =====                              =====

Less:  Allowance for Loan Losses .......................           (3,290)                                (3,000)
          Net Deferred Loan fees .......................             (505)                                  (498)
                                                                ---------                              ---------
                                                                $ 283,985                              $ 265,033
                                                                =========                              =========

Table Seven                                               Analysis of Loan Maturities and Repricing Frequency
                                                                          as of September 30, 2006
                                                                           (Dollars in thousands)

                                             Within        >3 Months         >1 Year       >3 Years        Over
                                            3 Months        12 Months        3 Years        5 Years        5 Years           Total
                                            --------        ---------        -------        -------        -------           -----
Variable Rate Loans ................        $227,771        $      -        $      -        $      -        $      -        $227,771

Fixed Rate Loans ...................           3,333          13,052          21,308          17,864             987          56,544
                                            --------        --------        --------        --------        --------        --------

Total Loans ........................        $231,104        $ 13,052        $ 21,308        $ 17,864        $    987        $284,315

Excludes loans on non-accrural status of $3,465

Allowance for loan losses

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based upon a model that assigns a risk rating on each individual loan and considers the loss risk categories in relation to the current and forecasted economic environment. The Company also monitors the overall portfolio, as well as the level of reserves maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. The increased provision of $153,000 to the loan loss reserve during the first nine months of 2006, as compared to the same nine month period in 2005, was primarily due to an increase in non-performing loans in 2006 and to maintain the reserve balance at a level consistent with the level determined by the applied methodology. Table Eight provides the details of the activity in the loan loss reserve account for the nine month periods ending September 30, 2006 and 2005.

Table Eight                           Analysis of the Allowance for Loan Losses
                                         for the Nine Months Ended September 30
                                                   (Dollars in thousands)
                                                  2006               2005
                                                  ----               ----
Balance at Beginning of Year .................   $ 3,000          $ 2,900
Provision Charged to Operations ..............       571              418
Loans Charged-Off ............................      (305)            (328)
Loan Recoveries ..............................        24               10
                                                 -------          -------
Balance at End Of Period .....................   $ 3,290          $ 3,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2006, the cumulative one year gap was a negative gap, or liability sensitive position, of $14.8 million. At September 30, 2006, the cumulative five year gap was a positive, or asset sensitive position, of $22.1 million. A negative gap position means liabilities would be expected to reprice faster than assets and a positive gap means assets would be expected to reprice faster than liabilities if interest rates changed. The Company's gap position at September 30, 2006 is within policy limits established to reduce the adverse impact on earnings which movements in interest rates can cause. Competition in the Company's market continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30, 2006.

Table Nine                                                 Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                                               Repricing Schedule as of September 30, 2006
                                                                                          (Dollars in thousands)

                                                                         One Year      Over One Year       Over
                                                                         or Less        to Five Years    Five Years          Total
                                                                         -------        -------------    ----------          -----
Interest Earning Assets
Due From Banks .................................................       $  15,337         $       -        $       -        $  15,337
Investment Securities* .........................................           7,000            11,493           16,211           34,704
FHLB Stock .....................................................             740                 -                -              740
Loans** ........................................................         244,156            39,172              987          284,315
                                                                       =========         =========        =========        =========

Total ..........................................................       $ 267,233         $  50,665        $  17,198        $ 335,096
*Amortized Cost
**Excludes $3,465 in loans on non-accrural status

Interest Bearing Liabilities

NOW Accounts ...................................................       $  28,204         $       -        $       -        $  28,204
Savings & MMIA .................................................          60,061                 -                -           60,061
Time Deposits:$100 & > .........................................          67,099             5,656                -           72,755
Time Deposits: <$100 ...........................................         117,871             8,136                -          126,007
Repurchase Agreements ..........................................           3,346                 -                -            3,346
Subordinated Debt (Trust Preferred Sec.) .......................           5,000                 -                -            5,000
Other Borrowed Funds ...........................................             412                 -                -              412
                                                                       =========         =========        =========        =========

Total ..........................................................       $ 281,993         $  13,792        $       -        $ 295,785

Period Gap .....................................................       $ (14,760)        $  36,873        $  17,198        $  39,311

Cumulative Gap .................................................       $ (14,760)        $  22,113        $  39,311

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ...............................            94.8%           367.4%               -

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ...............................            94.8%           107.5%           113.3%


                                  3 Months   Over 3 Months   Over One
Time Deposits                      & Less    to 12 Months     Year        Total
                                   ------    ------------     ----        -----
$100 and Greater ...........      $15,321      $51,778      $ 5,656      $72,755

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost(amounts due from banks and overnight invest-ments). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits in the Bank's service areas. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base. At September 30, 2006, core deposits equaled approximately 72% of total deposits. Asset liquidity is provided from several sources, including amounts due from banks and overnight investments, and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial loans. The Bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes the Company's overall liquidity sources are adequate to meet its operating needs.


Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company's customers at predetermined interest rates for a specified period of time. At September 30, 2006, the Company had issued commitments to extend credit of $47,617,000 and standby letters of credit of $6,297,000 through various types of commercial lending arrangements. Approximately 91.0% of these commitments to extend credit had variable rates. Past experience indicates that many of the commitments to extend credit will expire not fully used. As noted under "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments drawn upon by borrowers.

Capital Resources

The Company experienced a $3.895 million increase in Tier 1 capital to $39.880 million during the nine month period from December 31, 2005 to September 30, 2006. The increase resulted exclusively from an increase in retained earnings $3.716 million and $179 thousand from the exercise of stock options. At September 30, 2006, the Bank had Tier 1 capital of $33.491 million.

The Holding Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At September 30, 2006, the Bank met all of the minimum capital requirements to be well capitalized.

The Bank's and Company's September 30, 2006, capital ratios are presented in the following table, compared with the required "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

The Bank                                                                                              To Be Well
(Dollar Amounts in Thousands)                                                                      Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                       Actual              Adequacy Purposes       Action Provisions
                                                       ------              -----------------       -----------------
                                                 Amount       Ratio       Amount       Ratio       Amount       Ratio
                                                 ------       -----       ------       -----       ------       -----

September 30, 2006
             Total Capital
             (To Risk Weighted Assets) .......   $41,681      14.20%      $23,482      >8.0%       $29,352      >10.0%
             Tier 1 Capital
             (To Risk Weighted Assets) .......   $33,491      11.41%      $11,741      >4.0%       $17,611      >6.0%
             Tier 1 Capital
             (To Average Assets) .............   $33,491      9.69%       $13,831      >4.0%       $17,289      >5.0%

The Holding Company
(Dollar Amounts in Thousands)
                                                                             For Capital
                                                       Actual             Adequacy Purposes
                                                       ------             -----------------
                                                 Amount       Ratio       Amount       Ratio
                                                 ------       -----       ------       -----

September  30, 2006
             Total Capital
             (To Risk Weighted Assets)           $43,285      14.75%      $23,495      >8.0%
             Tier 1 Capital
             (To Risk Weighted Assets)           $39,880      13.59%      $11,747      >4.0%
             Tier 1 Capital
             (To Average Assets)                 $39,880      11.53%      $13,836      >4.0%

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

As of September 30, 2006, the cumulative one year interest sensitivity GAP had changed from a positive or asset sensitive position on December 31, 2005 of $29.1 million to a negative or liability sensitive position of $14.8 million. Management, based on simulation model projections of the adverse effect on the Bank's Net interest income from a decline in interest rates, began at mid-year to reposition the Bank's balance sheet to reduce the potential negative effect on earnings of a decline in interest rates.

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



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
November 13, 2006                 ---------------------------------------------
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