Form 10-Q/A
period 2006-03-31
FIRST SOUTH BANCORP INC
filed 2006-12-07
CIK 1097631

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-Q

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

                                   FORM 10-Q/A

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
Common stock - no par value; 36,000,000
authorized,
Outstanding 2,100,497
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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                                                              (Unaudited)
                                                                                                          Three Months ended,
                                                                                                                March 31
                                                                                                                --------
                                                                                                      2006                   2005
                                                                                                      ----                   ----
                                                                                            (Dollars in thousands, except per share)
Interest income
              Loans, including fees ................................................                $ 6,126                 $ 4,390
              Investment securities ................................................                    356                     202
              Interest bearing deposits ............................................                    127                      83
                                                                                                    -------                 -------

              Total interest income ................................................                  6,609                   4,675
Interest expense
              Deposits and borrowings ..............................................                  2,794                   1,730

Net interest income ................................................................                  3,815                   2,945
              Provision for loan losses ............................................                   (315)                   (287)
                                                                                                    -------                 -------
Net interest income after provision ................................................                  3,500                   2,658

Noninterest income
              Service charges on deposit accounts ..................................                     63                      71
              Other income .........................................................                    101                     146
                                                                                                    -------                 -------
              Total noninterest income .............................................                    164                     217

Noninterest expense
              Salaries and benefits ................................................                  1,099                     929
              Occupancy and equipment ..............................................                    208                     202
              Other expense ........................................................                    458                     371
                                                                                                    -------                 -------
              Total noninterest expense ............................................                  1,765                   1,502

Income before income taxes .........................................................                  1,899                   1,373
              Provision for income
              taxes ................................................................                    685                     499
                                                                                                    -------                 -------

Net income .........................................................................                  1,214                 $   874
                                                                                                    -------                 -------

Basic per share earnings ...........................................................                $  0.58                 $  0.43

Diluted earnings per share .........................................................                $  0.56                 $  0.41

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


  (Dollar amounts in thousands, except per share amounts)           Three Months
                                                                       ended
                                                                     March 31,
                                                                       2005
                                                                       ----

Net income: As reported ........................................    $   874

Deduct:  Total stock-based compensation cost
             determined under the fair value
             method net of tax .................................         38
                                                                    -------

Pro forma ......................................................    $   836
                                                                    -------

Basic earnings per share:
             As reported .......................................    $  0.43
             Pro forma .........................................    $  0.41

Diluted earnings per share
            As reported ........................................    $  0.41
           Pro forma ...........................................    $  0.39

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

                   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Note 3 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,100,497 and 2,018,988, respectively.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005 (Dollars in thousands, except share and per share data):

                                                          Three Months Ended
                                                              March 31,
                                                              ---------
                                                         2006            2005
                                                         ----            ----

Net Income ...................................       $    1,214       $      874

Weighted average outstanding shares ..........        2,100,497        2,018,988

Dilutive effect of stock options .............           71,098          131,938
                                                     ----------       ----------

Weighted average diluted shares ..............        2,171,595        2,150,926

Diluted earnings per share ...................       $     0.56       $     0.41


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

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2005.

Net Income For the first three months of 2006, First South Bancorp, Inc. earned a net income of approximately $1.214 million, or $ .56 per diluted share, compared to approximately $874 thousand, or $ .41 per diluted share, for the same period in 2005. Earnings per share increased by 32.6%. The 38.9% increase in net income is attributed to several factors including a 29.5% increase in net interest income from $2.9 million during the first three months in 2005 to $3.8 million during the same period in 2006. The provision for loan losses increased from $287 thousand in the first quarter of 2005 to $315 thousand during the same period in 2006. Noninterest income declined 24.4% from $217 thousand in 2005 to $164 thousand during the first three months of 2006. Most of the $53 thousand decline resulted from a $21 thousand decline in loan brokerage fees and a $19 thousand decline in investment brokerage service fees. Noninterest expense experienced a 17.5% increase from $1.5 million in the first quarter of 2005 to $1.8 million in the same period in 2006. This increase was primarily attributed to the increase in salaries and benefits expense of $170 thousand from the first quarter of 2005. With the total number of full-time equivalent employees remaining approximately the same in 2006 as 2005, 61 versus 59, respectively, the increased personnel expense is primarily attributable to higher salaries and benefits paid to existing 2005 to 2006 employees during the first quarter of 2006. Profitability Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first quarter of 2006 was 1.45% and 15.49%, respectively.

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



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
November 30, 2006                 ---------------------------------------------
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