Form 10-Q/A
period 2006-06-30
FIRST SOUTH BANCORP INC
filed 2006-12-07
CIK 1097631

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

Shareholders' equity Common stock  - no par value;
   36,000,000 authorized, outstanding 2,122,577
   and 2,100,497 respectively
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
                                                                                                 =========                =========

See Notes to Consolidated Unaudited Financial Statements

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                                                                    (Unaudited)
                                                                                                Period ended June 30,
                                                                                                ---------------------
                                                                                        Three Months                 Six Months
                                                                                     2006        2005            2006        2005
                                                                                     ----        ----            ----        ----
                                                                                       (Dollars in thousands, except per share)
Interest income
                                        Loans, including fees .............       $ 6,346       $ 4,669        $12,472       $ 9,059
                                        Investment securities .............           397           220            753           422
                                        Interest bearing deposits .........           171           105            298           188
                                                                                  -------       -------        -------       -------

                                        Total interest income .............         6,914         4,994         13,523         9,669
Interest expense
                                        Deposits and borrowings ...........         3,210         1,943          6,004         3,673
                                                                                  -------       -------        -------       -------

Net interest income .......................................................         3,704         3,051          7,519         5,996
                                        Provision for loan losses .........           227           136            542           423
                                                                                  -------       -------        -------       -------
Net interest income after provision .......................................         3,477         2,915          6,977         5,573

Noninterest income
                                        Service charges on
                                          deposit accounts ................            72            84            135           155
                                        Other income ......................           474           137            575           283
                                                                                  -------       -------        -------       -------
                                        Total noninterest income ..........           546           221            710           438

Noninterest expense
                                        Salaries and benefits .............         1,231           920          2,330         1,849
                                        Occupancy and equipment ...........           232           179            440           381
                                        Other expense .....................           541           401            999           772
                                        Litigation
                                        settlement ........................             -         1,677              -         1,677
                                                                                  -------       -------        -------       -------
                                        Total noninterest expense .........         2,004         3,177          3,769         4,679

Income before income taxes ................................................         2,019           (41)         3,918         1,332
                                        Provision for income taxes ........           729           (27)         1,414           472
                                                                                  -------       -------        -------       -------

Net income (loss)..........................................................       $ 1,290       $   (14)       $ 2,504       $   860
                                                                                  =======       =======        =======       =======

Basic per share earnings ..................................................       $  0.61       $ (0.01)       $  1.19       $  0.42

Diluted earnings per share ................................................       $  0.59       $ (0.01)       $  1.15       $  0.40

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


(Dollar amounts in thousands, except per share amounts)

                                                         Six Months
                                                             ended
                                                            June 30,
                                                            --------
                                                             2005
                                                             ----

Net income: As reported ..............................     $   860

Deduct:  Total stock-based compensation cost
             determined under the fair value
             method net of tax .......................          60
                                                           -------

Pro forma ............................................     $   800
                                                           =======

Basic earnings per share:
             As reported .............................     $  0.42
             Pro forma ...............................     $  0.39

Diluted earnings per share:
            As reported ..............................     $  0.40
            Pro forma ................................     $  0.37

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


Note 3 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the six months ended June 30, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,110,679 and 2,039,557, respectively. Earnings per share for the second quarter of 2006 compared to that of the second quarter of 2005, $.61 versus ($.01), respectively, is discussed in the Net Income section under the Management's Discussion and Analysis or Plan of Operation heading.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank. The following is a summary of the diluted earnings per share calculation for the six months ended June 30, 2006 and 2005 (Dollars in thousands, except share and per share data):

                                                           Six Months Ended
                                                              June 30,
                                                              --------
                                                         2006             2005
                                                         ----             ----

Net Income (in thousands) ....................       $    2,504       $      860
Weighted average outstanding shares ..........        2,110,679        2,039,557

Basic Earnings Per Share .....................       $     1.19       $     0.42

Weighted average outstanding shares ..........        2,110,679        2,039,557
Dilutive effect of stock options .............           63,762          101,732
                                                     ----------       ----------

Weighted average diluted shares ..............        2,174,441        2,141,289

Diluted earnings per
share ........................................       $     1.15       $     0.40


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


RESULTS OF OPERATIONS:

Net Income
For the first six months of 2006, First South Bancorp, Inc. earned a net income of approximately $2.504 million, or $ 1.15 per diluted share, compared to approximately $860 thousand, or $ .40 per diluted share, for the same period in 2005. Earnings per share increased by 183%. The 191% increase in net income is attributed to several factors including a 25.4% increase in net interest income from $5.996 million during the first six months in 2005 to $7.519 million during the same period in 2006. The provision for loan losses increased by $119 thousand, or 28.1%, from $423 thousand in the first six months of 2005 to $542 thousand during the same period in 2006. Non-interest income increased by 62.1% from $438 thousand in 2005 to $710 thousand during the first six months of 2006. Most of the $272 thousand increase resulted from a $72.4 thousand increase in loan brokerage fees and a $134.2 thousand increase in investment brokerage service fees. Non-interest expense during the first six months decreased 19.4%, from $4.679 million in 2005 to $3.769 million in the same period in 2006. With all of the standard major categories of non-interest expense, salaries and benefits, $481 thousand, occupancy, $59 thousand, and other operating, $227 thousand, experiencing an combined increase of $767 thousand, the overall $910 thousand non-interest expense decrease clearly resulted from the litigation settlement expense of $1.677 million recorded in June of 2005.

For the three month period ending June 30, 2006, First South Bancorp, Inc. earned a net income of approximately $1.291 million, or $ .59 per diluted share, compared to an approximate loss of $14 thousand, or a loss just under $.01 per diluted share, for the same period in 2005. Though a number of factors contributed to the $1.305 million net difference between the second quarter income of 2006 and 2005, specifically non-interest income increased $325 thousand in 2006, salaries and benefits expense increased $311 thousand in 2006, occupancy expense increased $53 thousand in 2006, net interest income increased $653 thousand in 2006 and provision for income taxes increased $757 thousand in 2006, the most significant contributing factor to this difference was the $1.677 million litigation settlement expense recorded in June of 2005.

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