Form 10-Q/A
period 2006-09-30
FIRST SOUTH BANCORP INC
filed 2006-12-07
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

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

Shareholders' equity
Common stock - no par value; 36,000,000 authorized,
Outstanding 2,129,276 and 2,100,497 respectively
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

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY
                            Statements of Operations

                                                                                            (Unaudited)
                                                                                     Period ended September 30,
                                                                                     --------------------------
                                                                            Three Months                         Nine Months
                                                                            ------------                         -----------
                                                                        2006            2005                 2006           2005
                                                                        ----            ----                 ----           ----
                                                                                (Dollars in thousands, except per share)
Interest income
               Loans, including fees ......................       $     6,542       $     4,953        $    19,014       $    14,012
               Investment securities ......................               419               231              1,172               653
               Interest bearing deposits ..................               120               133                418               321
                                                                  -----------       -----------        -----------       -----------

               Total interest income ......................             7,081             5,317             20,604            14,986
Interest expense
               Deposits and borrowings ....................             3,490             2,069              9,494             5,742
                                                                  -----------       -----------        -----------       -----------

Net interest income .......................................             3,591             3,248             11,110             9,244
               Provision for loan losses ..................                29                (5)               571               418
                                                                  -----------       -----------        -----------       -----------
Net interest income after provision .......................             3,562             3,253             10,539             8,826

Noninterest income
               Service charges on deposit accounts ........                75                67                210               222
               Other income ...............................               247               105                822               388
                                                                  -----------       -----------        -----------       -----------
               Total noninterest income ...................               322               172              1,032               610

Noninterest expense
               Salaries and benefits ......................             1,250               958              3,580             2,807
               Occupancy and equipment ....................               250               171                690               552
               Other expense ..............................               490               374              1,489             1,146
               Litigation Settlement ......................                 -                 -                  -             1,677
                                                                  -----------       -----------        -----------       -----------
               Total noninterest expense ..................             1,990             1,503              5,759             6,182
                                                                  -----------       -----------        -----------       -----------

Income before income taxes ................................             1,894             1,922              5,812             3,254
               Provision for income taxes .................               682               677              2,096             1,149
                                                                  -----------       -----------        -----------       -----------

Net income ................................................       $     1,212       $     1,245        $     3,716       $     2,105
                                                                  ===========       ===========        ===========       ===========

Basic per share earnings ..................................       $      0.57       $      0.62        $      1.76       $      1.02

Diluted earnings per share ................................       $      0.56       $      0.60        $      1.71       $      0.98


Weighted Average Shares Outstanding:
               Basic ......................................         2,123,938         2,018,988          2,115,068         2,061,902
               Diluted ....................................         2,173,757         2,089,303          2,174,183         2,141,857

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

(dollars in thousands, except per share)

                                                                                                      ACCUMULATED
                                                    SHARES OF                                            OTHER              TOTAL
                                                     COMMON            PAID-IN         RETAINED       COMPREHENSIVE    SHAREHOLDERS'
                                                      STOCK            CAPITAL         EARNINGS      INCOME/(LOSS)         EQUITY
                                                      -----            -------         --------      -------------         ------
Balance at December 31, 2004 ...............        1,682,490      $ 18,637,856      $  8,224,862     $    (18,861)    $ 26,843,857

Net income .................................                                            3,400,004                         3,400,004

Exercised Stock Options ....................           67,954           783,778                                             783,778


Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                              (156,434)        (156,434)
                                                 ------------      ------------      ------------     ------------     ------------


Balance at December 31, 2005 ...............        1,750,444        19,421,634        11,624,866         (175,295)      30,871,205

Six for five(6 for 5) Common Stock Split ...          350,053
                                                 ------------      ------------      ------------     ------------     ------------

Beginning Balance January 1, 2006 ..........        2,100,497        19,421,634        11,624,866         (175,295)      30,871,205

Net income .................................                                            3,715,727                         3,715,727

Exercised Stock Options ....................           25,289           179,505                                             179,505

Six for five stock split
   for options exercised ...................            3,490

Net change in
unrealized gain on
available for sale
securities, net of tax .....................                                                                34,249           34,249
                                                 ------------      ------------      ------------     ------------     ------------

Balance at September 30, 2006 ..............        2,129,276      $ 19,601,139      $ 15,340,593     $   (141,046)    $ 34,800,686
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

                                                                    Nine Months Ended                       Three Months Ended
                                                                      September 30,                            September 30,
                                                                      -------------                            -------------
                                                                 2006               2005                  2006               2005
                                                                 ----               ----                  ----               ----

Net Income (in thousands) ..........................          $    3,716          $    2,105          $    1,212          $    1,245
Weighted average outstanding shares ................           2,115,068           2,061,902           2,123,938           2,018,988

Basic Earnings Per Share ...........................          $     1.76          $     1.02          $     0.57          $     0.62

Weighted average outstanding shares ................           2,115,068           2,061,902           2,123,938           2,018,988
Dilutive effect of stock options ...................              59,115              79,955              49,820              70,315
                                                              ----------          ----------          ----------          ----------

Weighted average diluted shares ....................           2,174,183           2,141,857           2,173,757           2,089,303

Diluted earnings per share .........................          $     1.71          $     0.98          $     0.56          $     0.60

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