Form 10-K
period 2006-12-31
FIRST SOUTH BANCORP INC
filed 2007-04-02
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006                File Number 000-28037

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

       Registrant's Telephone Number, Including Area Code: (864) 595-0455

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Indicate  by check  mark if the  registrant  is a  well-known  seasoned
issuer, as defined in Rule 405 of the Securities Act. [ ] Yes   [X] No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [ ]

          Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

         The aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $35,150,089. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As  of  February  28,  2007,   there  were  2,155,538   shares  of  the
Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held June 27, 2007, to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                Table of Contents


                                 Filing Sections

Document.........................................................................................................1
Base.............................................................................................................1
Cover Page.......................................................................................................1

Part I
------------------------------------------------------------------------------------------------------------------
Item 1.     Business.............................................................................................4
Item 1A.    Risk Factors........................................................................................10
Item 1B.    Unresolved Staff Comments...........................................................................14
Item 2.     Properties..........................................................................................14
Item 3.     Legal Proceedings...................................................................................14
Item 4.     Submission of Matters to Vote of Security Holders...................................................14

Part II
------------------------------------------------------------------------------------------------------------------
Item 5      Market for Common Equity and Related Stockholder Matters............................................14
Item 6      Selected Consolidated Financial Data................................................................15
Item 7      Management Discussion and Analysis of Financial Condition and Results of Operations.................18
Item 7A     Quantitative and Qualitative Disclosures About Market Risk..........................................36
Item 8      Financial Statements and Supplementary Data.........................................................37
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................65
Item 9A.    Controls and Procedures.............................................................................65
Item 9B     Other Information...................................................................................65

Part III
------------------------------------------------------------------------------------------------------------------
Item 10      Directors and Executive Officers and Corporate Governance..........................................65
Item 11      Executive Compensation.............................................................................65
Item 12      Security Ownership of Certain Beneficial Owners and Management.....................................66
Item 13      Certain Relationships and Related Transactions and Director Deposits...............................66
Item 14      Principal Accountant Fees and Services.............................................................66
Item 15      Exhibits and Financial Statement Schedules.........................................................66
Signatures......................................................................................................68
Exhibit Index   ................................................................................................69



Forward-Looking Statements

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

Part 1

Item 1.  Description of Business.

General

         First South Bancorp, Inc., (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, First South Bank (the "Bank"). The Company was organized in 1999 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions (the "State Board") and granted by the Secretary of State of South Carolina. The Bank was organized in 1996. The Bank conducts its activities from its main office and a branch office, opened in 1997, in Spartanburg, South Carolina, a branch opened in March, 2000 in Columbia, South Carolina, a branch opened in July, 2003 in Bluffton, South Carolina, and a loan production office opened in 2006 in Greenville, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg, Richland, and Beaufort Counties in South Carolina. In addition, the Bank also makes other authorized investments. As of December 31, 2006, the Bank employed 65 persons on a full time equivalent basis.

Competition

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 30, 2006. At that time, in Spartanburg, 13 banks, savings and loans, and savings banks with 43 branch locations competed for aggregate deposits of approximately $2.245 billion. The Bank has a city-wide deposit market share of 6.82% and a market share rank of 8 out of the 13 competitors. The Bank also has a full-service branch located in the city of Columbia, South Carolina and Bluffton, South Carolina. The Columbia branch has a market share of 1.10%, and the Bluffton branch has a market share of 9.51%.

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

Employees

         As of December 31, 2006, we had a total of 65 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider the relations with employees good.


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


General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiary are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiary or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is also subject to regulation and supervision by the South Carolina State Board. A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued there under by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the

Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The Company and the Bank met all requirements to be well capitalized at December 31, 2006.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank. In either acquisition scenario, such acquisitions are subject to certain deposit percentage limitations and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authorities of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act,(the "Act")which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March of 2000. The Act removed Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

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

         The legislation also created another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also established the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission (SEC) and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

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

Sarbanes-Oxley Act

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, and will impact its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

USA Patriot Act

            In 2001, the USA Patriot Act was enacted. The Act requires financial institutions to help prevent, detect, and prosecute international money laundering and financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by a financial institution with the bank regulatory agencies. Our Bank has adopted systems and procedures designed to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

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

Item 1A.  Risk Factors

                                  RISK FACTORS

                          Risks Related to Our Business

         Our growth strategy will require future increases in capital that we may not be able to accomplish.

         We are required by banking regulators to maintain various ratios of capital to assets. As our assets grow we expect our capital ratios to decline unless we can increase our earnings or raise sufficient new capital to keep pace with asset growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.

If we are unable to limit a capital ratio decline by increasing our capital, we will have to restrict our asset growth as we approach the minimum required capital to asset ratios.

         We may be unable to successfully manage our sustained growth.

         Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

         We are a relationship-driven organization. Our growth and development to date have depended in large part on the efforts of our senior management team. These senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, which are key aspects of our business strategy, and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

         If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

         Our business is concentrated in the Upstate area of South Carolina, and a downturn in the economy of the area, a decline in area real estate values or other events in our market area may adversely affect our business.

         Although we have branches in the center of the state and a coastal area, most of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations may be affected by changes in the Upstate economy. A prolonged period of economic recession, a general decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

         We face strong competition from larger, more established competitors which may adversely affect our ability to operate profitably.

         We encounter strong competition from financial institutions operating in our market areas of South Carolina. In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, trust and international banking services that we do not provide. We believe that we have been able to, and will continue to be able to, compete effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques. However, we cannot promise that we are correct in our belief. If we are wrong, our ability to operate profitably may be negatively affected.

         Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

         The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

         Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve has raised rates 17 times for a total increase of 4.25%. Although the Federal Reserve has not increased rates since June, 2006, it may do so again at any time. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

         Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none may develop in the foreseeable future. Our common stock is not traded on any exchange. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

         We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

         We may issue additional securities to raise additional capital, to support growth, or to make acquisitions. Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

         We do not plan to pay cash dividends in the foreseeable future.

         We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to expand our business. Declaration and payment of dividends are within the discretion of our board of directors. Our bank will be our most likely source of funds with which to pay cash dividends. Our bank's declaration and payment of future dividends to us are within the discretion of the bank's board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors. The bank's payment of dividends is also subject to various regulatory requirements.

         Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

         Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements that make it difficult to remove our directors. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

         Our directors have significant voting power.

         Our present directors beneficially own almost 40% of our stock. Because they own over 33 1/3%, if they vote together, they will be able to prevent any merger, consolidation, share exchange, sale of substantial assets, dissolution, removal of directors or amendment to the articles of incorporation they do not want.

         Our common stock is not insured, so you could lose your total investment.

         Our common stock is not a deposit or savings account, and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail you could lose your total investment.

                          Risks Related to Our Industry

         We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse affect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership. We have also recently been subjected to some of the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

         We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

Item 1B. Unresolved Staff Comments

         None

Item 2.  Description of Property.

         The Bank owns the real property at 1450 John B. White, Sr., Blvd., Spartanburg, South Carolina, where its main offices are located. The Bank also owns the real property adjacent to its main office at 1460 John B. White, Sr. Blvd, Spartanburg, South Carolina. A portion of this facility houses deposit operations and the financial services division of the Bank. The remaining space is used for several tenants and would allow further expansion of the main office. The Bank leases the properties at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, 1333 Main Street, Columbia, South Carolina, 7 Arley Way, Bluffton, South Carolina, and 3441 Pelham Road, Greenville, South Carolina. All properties are believed to be well suited for the Bank's needs.

Item 3.  Legal Proceedings.

         The Company may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management of the Company is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2006.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Common Stock, Stockholders and Dividends

         Our common stock trades from time to time over the counter and trades are reported on the OTC Bulletin Board under the symbol "FSBS". The following table shows the reported high and low bid prices of our common stock reported by the OTC Bulletin Board for the periods shown. The prices reported reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices have been adjusted to reflect a 6 for 5 stock split declared in May 2006.

                                     Year Ended                 Year Ended
                                     December 31,              December 31,
                                        2006                      2005
                                        ----                      ----
                                   Low         High         Low          High
                                   ---         ----         ---          ----
First Quarter ..............   $   25.92    $   29.17    $   25.83    $   27.92
Second Quarter .............       25.50        27.92        22.50        29.58
Third Quarter ..............       26.05        28.75        25.83        28.33
Fourth Quarter .............       27.00        28.40        25.83        27.50

         As of February 28, 2007, there were 501 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

         During 2006, the Company did not issue any unregistered shares of common stock pursuant to the Company's stock option plan.

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

Item 6. Selected Consolidated Financial Data.

         The selected consolidated financial data presented below should be read in conjunction with management's discussion and analysis of financial condition and results of operations, and the consolidated financial statements and footnotes thereto, of the Company at December 31, 2006 and 2005, and the three year period ended December 31, 2006, presented elsewhere herein.

                Selected Consolidated Financial Data

                            December 31

(Dollars in thousands except for per share data)                 2006          2005            2004           2003           2002
                                                                 ----          ----            ----           ----           ----
SUMMARY OF OPERATIONS:
Total interest income ...................................   $    27,784    $    20,810    $    15,311    $    12,884    $    10,208
Total interest expense ..................................       (13,133)        (8,141)        (5,208)        (4,410)        (4,353)
                                                            -----------    -----------    -----------    -----------    -----------
Net interest income .....................................        14,651         12,669         10,103          8,474          5,855
Provision for loan losses ...............................          (950)          (561)          (706)          (949)          (675)
                                                            -----------    -----------    -----------    -----------    -----------
Net interest income after provision for loan losses .....        13,701         12,108          9,397          7,525          5,180
Noninterest income ......................................         1,203            915          1,189          1,254            860
Noninterest expenses ....................................        (7,716)        (7,701)        (5,930)        (5,549)        (3,826)
                                                            -----------    -----------    -----------    -----------    -----------
Income before income taxes ..............................         7,188          5,322          4,656          3,230          2,214
Income taxes ............................................        (2,607)        (1,922)        (1,656)        (1,126)          (795)
                                                            -----------    -----------    -----------    -----------    -----------
Net income ..............................................   $     4,581    $     3,400    $     3,000    $     2,104    $     1,419
                                                            ===========    ===========    ===========    ===========    ===========
PER COMMON SHARE DATA:*
Earnings per share ......................................   $      2.16    $      1.64    $      1.56    $      1.27    $      0.86
Diluted earnings per share ..............................   $      2.11    $      1.58    $      1.47    $      1.21    $      0.83
Book value per share ....................................   $     16.68    $     14.70    $     13.30    $      9.89    $      8.66
Actual shares outstanding ...............................     2,155,538      2,100,497      2,018,952      1,658,412      1,657,692
Weighted average shares outstanding .....................     2,120,320      2,071,014      1,929,030      1,658,066      1,657,035
Diluted weighted average shares outstanding .............     2,172,756      2,156,662      2,046,686      1,733,478      1,711,665

BALANCE SHEET DATA:
Assets ..................................................   $   353,423    $   324,732    $   296,430    $   251,721    $   184,964
Total loans, net ........................................       293,190        265,033        251,155        224,169        156,978
Total deposits ..........................................       308,057        265,725        247,875        215,456        155,698
Retail repurchase agreements ............................         2,171          5,740          4,700          6,089          3,230
Other borrowed funds ....................................           287         15,298         10,417         12,236         10,455
Subordinated debt .......................................         5,155          5,155          5,155              -              -
Capital .................................................        35,955         30,871         26,844         16,409         14,350
Average total assets ....................................       346,922        310,537        276,322        225,840        172,288
Average loans, net ......................................       284,649        254,914        236,264        192,800        139,716
Average interest earning assets .........................       334,271        298,052        264,983        215,374        165,111
Average deposits ........................................       295,595        259,124        231,462        193,048        141,296
Average interest bearing deposits .......................       280,738        241,674        210,625        177,002        128,345
Average interest bearing liabilities ....................       295,688        261,618        231,450        192,577        144,508
Average shareholders' equity ............................        33,684         28,961         22,490         15,363         13,714

* Adjusted for stock splits

                             December 31

(Dollars in thousands except per share data)                                        2006      2005      2004      2003       2002
                                                                                    ----      ----      ----      ----       ----
SELECTED FINANCIAL RATIOS:
Return on average assets ........................................................   1.32%     1.09%     1.08%     0.93%      0.82%
Return on average equity ........................................................  13.60%    11.73%    13.33%    13.70%     10.35%
Dividend payout .................................................................   0.00%     0.00%     0.00%     0.00%      0.00%
Efficiency (1) ..................................................................  48.67%    56.69%    52.52%    57.04%     56.98%
Net interest margin (2) .........................................................   4.38%     4.25%     3.81%     3.93%      3.55%
Net interest spread (3) .........................................................   3.87%     3.87%     3.52%     3.69%      3.17%

CAPITAL RATIOS:
Tier 1 leverage ratio ...........................................................  11.73%    11.13%    10.68%     6.47%      7.57%
Risk-based capital ratios:
     Tier 1 .....................................................................  13.72%    11.49%    12.75%     7.33%      8.94%
     Total ......................................................................  14.79%    14.72%    13.92%     8.49%     10.04%
Average equity to average assets ................................................   9.71%     9.32%     8.14%     6.80%      7.96%

ASSET QUALITY RATIOS:
Net charge-offs during period to average loans outstanding during period ........   0.23%     0.17%     0.16%     0.05%      0.27%
Allowance for loan losses to loans at end of period .............................   1.10%     1.11%     1.14%     1.14%      1.10%
Allowance for loan losses as a percentage of non-performing loans ............... 176.64%   153.80%   828.57%   881.36%   1562.50%
Non-performing assets to total assets ...........................................   0.80%     0.76%     0.29%     0.12%      0.40%

OTHER DATA:
Banking locations ...............................................................      5         4         4         4          3
Full-time equivalent employees ..................................................     65        58        59        52         41

(1) Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income.
(2) Net interest margin is net interest income divided by total average earning assets.
(3) Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.

Quarterly Financial Information

         The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The sum of the four quarters of earnings per share might not equal the total earnings per share for the full year due to rounding. This information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. The results for any quarter are not necessarily indicative of results for future periods. Historical earnings per share data have been adjusted to reflect the Company's 2006 six for five stock split.

                             Selected Quarterly Data

                                                                 2006                                        2005
                                                                 ----                                        ----
                                                  4Q        3Q          2Q        1Q          4Q         3Q          2Q         1Q
                                               -------    -------    -------    -------    -------    -------    -------    -------
(Dollars in thousands except
 for per share data)
Interest income ............................   $ 7,180    $ 7,081    $ 6,914    $ 6,609    $ 5,824    $ 5,317    $ 4,994    $ 4,675
Interest expense ...........................    (3,639)    (3,490)    (3,210)    (2,794)    (2,399)    (2,069)    (1,943)    (1,730)
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net interest income ........................     3,541      3,591      3,704      3,815      3,425      3,248      3,051      2,945
Provision for loan losses ..................      (379)       (29)      (227)      (315)      (143)         5       (136)      (287)
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net interest income after provision
 for loan losses ...........................     3,162      3,562      3,477      3,500      3,282      3,253      2,915      2,658
Noninterest income .........................       171        322        546        164        305        172        221        217
Noninterest expense ........................    (1,957)    (1,990)    (2,004)    (1,765)    (1,519)    (1,503)    (3,177)    (1,502)
                                               -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes .................     1,376      1,894      2,019      1,899      2,068      1,922        (41)     1,373
Income taxe expense ........................      (511)      (682)      (729)      (685)      (773)      (677)        27       (499)
                                               -------    -------    -------    -------    -------    -------    -------    -------
Net income .................................   $   865    $ 1,212    $ 1,290    $ 1,214    $ 1,295    $ 1,245    $   (14)   $   874
                                               -------    -------    -------    -------    -------    -------    -------    -------
Basic per share earnings ...................   $  0.41    $  0.57    $  0.61    $  0.58    $  0.62    $  0.62    $ (0.01)   $  0.43
Diluted earnings per share .................   $  0.40    $  0.56    $  0.59    $  0.56    $  0.60    $  0.60    $ (0.01)   $  0.41

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are related to future events, other future financial performance or business strategies, and include statements containing terminology such as "may", "will", "should", "expects", "scheduled", "plans", "intends", "believes", "estimates", "potential", "continue", or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes, the risks of changes in interest rates and the level and composition of deposits, loan demand, and the values of loan collateral, and the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere. All forward-looking statements attributable to our Company are expressly qualified in their entirety by these cautionary statements. We disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise. There is no assurance that future results, levels of activity, performance, or goals will be achieved.

            Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2006 and 2005, and the results of operations for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with consolidated financial statements and related footnotes of our Company presented elsewhere herein. Historical per share data has been adjusted to reflect our May 2006 six for five stock split.

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

Earnings Performance

         The Company had net income from operations for the year ended December 31, 2006, of $4,580,804, or $2.16 per share, compared to net income for the year ended December 31, 2005, of $3,400,004, or $1.64 per common share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $14,651,358 for 2006, as compared to $12,669,012 for 2005. The Company also had other operating income (principally service charges, fees and commissions) of $1,202,378 in 2006 and $915,445 in 2005. The Company provided $949,930 and
$561,086 to its allowance for loan losses in 2006 and 2005, respectively, and had other ordinary operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $7,716,002 in 2006, and $7,701,067 in 2005. The Company also recorded in 2005 an out-of-the-ordinary expense of $1,677,155 resulting from the mediated settlement of a legal complaint filed in May 2002.

         The Company had net income from operations for the year ended December 31, 2005, of $3,400,004, or $1.64 per share, compared to net income for the year ended December 31, 2004, of $3,000,055, or $1.56 per share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $12,669,012 for 2005, as compared to $10,102,590 for 2004. The Company also had other operating income (principally service charges, fees and commissions) of $915,445 in 2005 and $1,189,247 in 2004. The Company provided $561,086 and $705,522 to its allowance for loan losses in 2005 and 2004, respectively. In 2005, the Company had other ordinary operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $6,023,912, excluding the $1,677,155 mediated settlement expense of the legal complaint filed in May 2002, and $5,930,260 in 2004.

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

         For the year ended December 31, 2006, net interest income was $14,651,358. During the year ended December 31, 2005, net interest income was $12,669,012. The 15.6% increase in net interest income in 2006 can be primarily attributed to the 177 basis point increase in the average prime rate during the year. The extent of the Company's asset sensitivity (a balance sheet position in which earning assets reprice more frequently than interest-bearing liabilities) in the rising interest rate environment of 2006 contributed significantly to the increase in net interest income. The increase in average earning assets in 2006 of $36,219,000, especially as compared to the increase in average interest-bearing liabilities during the same period of $34,070,000, was also a significant contributor to the increase in net interest income. The net interest margin increased 13 basis points to 4.38% in 2006 from 4.25% in 2005, while the changes in the mix of earning assets and interest-bearing liabilities in 2006 resulted in the interest rate spread recorded in 2006 being the same as that of 2005, 3.87%.

         For the year ended December 31, 2005, net interest income was $12,669,012. During the year ended December 31, 2004, net interest income was $10,102,590. The 25.4% increase in net interest income in 2005 can be primarily attributed to the 200 basis point increase in the average prime rate during the year. The extent of the Company's asset sensitivity (a balance sheet position in which earning assets reprice more frequently than interest-bearing liabilities) in the rising interest rate environment of 2005 contributed significantly to the increase in net interest income. The increase in average earning assets in 2005 of $33.1 million, especially as compared to the increase in average interest-bearing liabilities during the same period of $30.7 million, was also a significant contributor to the increase in net interest income. Those two factors served as the primary basis for the improvement of the interest spread between the earning assets yield and the interest -bearing liabilities funding cost of 35 basis points, from 3.52% in 2004 to 3.87% in 2005, and the increase in the net interest margin of 44 basis points, from 3.81% in 2004 to 4.25% in 2005.

           The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2006, 2005, and 2004.

                       Average Balances, Yields, and Rates
                             (Dollars in Thousands)
                             Year Ended December 31,

                                                             2006                         2005                        2004
                                                             ----                         ----                        ----
                                                           Interest                     Interest                    Interest
                                               Average     Income/  Yields/ Average     Income/ Yields/ Average     Income/  Yields/
                                               Balances(1) Expense  Rates   Balances(1) Expense Rates   Balances(1) Expense  Rates
                                               ----------- -------  -----   ----------- ------- -----   ----------- -------  -----
Assets

Due From banks - Interest-bearing ............  $ 12,320   $   606   4.92%  $ 15,705    $   506    3.22%   $  9,266   $   137  1.48%
Investment securities (2) ....................    34,064     1,607   4.72%    24,398        932    3.82%     16,759       598  3.57%
Loans (3) (4) ................................   287,887    25,571   8.88%   257,949     19,372    7.51%    238,958    14,576  6.10%
                                                --------   -------          --------    -------            --------   -------
Total interest earning assets ................  $334,271   $27,784   8.31%  $298,052    $20,810    6.98%   $264,983   $15,311  5.78%
Cash and due from banks ......................     5,282                       5,555                          4,715
Valuation reserve for investment securities ..      (325)                       (150)                            27
Allowance for loan losses ....................    (3,238)                     (3,035)                        (2,694)
Premises and equipment .......................     5,381                       5,268                          5,369
Investment in Trust ..........................       155                         155                            142
Other assets .................................     5,396                       4,692                          3,780
                                                --------                    --------                       --------
Total assets .................................  $346,922                    $310,537                       $276,322
                                                ========                    ========                       ========
Liabilities and shareholders' equity
Interest bearing transaction accounts ........  $ 31,047   $ 1,096   3.53%  $ 38,481    $   976    2.54%   $  33,917      586  1.73%
Savings ......................................    54,225     2,392   4.41%    49,612      1,276    2.57%      47,889      845  1.76%
Time deposits $100,000 and over ..............    67,998     3,108   4.57%    44,868      1,505    3.35%      35,525      850  2.39%
Other time deposits ..........................   127,468     5,684   4.46%   108,713      3,487    3.21%      93,294    2,218  2.38%
                                                --------   -------          --------    -------            --------   -------
Total interest bearing deposits ..............  $280,738   $12,280   4.37%  $241,674    $ 7,244    3.00%   $ 210,625    4,499  2.14%
Retail repurchase agreements .................     4,120       173   4.20%     4,706        127    2.70%       5,156       47  0.91%
Subordinated debt ............................     5,000       402   8.04%     5,000        311    6.22%       4,583      201  4.39%
Other Borrowed Funds - Long Term .............     4,178       190   4.55%    10,000        452    4.52%      10,000      461  4.61%
Other Borrowed Funds - Short Term ............     1,652        88   5.33%       238          7    2.94%         543        9  1.66%
                                                --------   -------          --------    -------            --------   -------
Total interest bearing liabilities ...........  $295,688   $13,133   4.44%  $261,618    $ 8,141    3.11%   $ 230,907    5,217  2.26%
                                                           -------                      -------                       -------
Non-interest bearing demand deposits .........    14,857                      17,450                          20,837
Other liabilities ............................     2,693                       2,508                           2,088
Shareholders' equity .........................    33,684                      28,961                          22,490
                                                --------                    --------                       ---------
Total liabilities and  shareholders' equity ..  $346,922                    $310,537                       $ 276,322
                                                ========                    ========                       =========
Interest rate spread (5) .....................                       3.87%                         3.87%                       3.53%
Net interest income and net yield
 on earning  assets (6) ......................             $14,651   4.38%              $12,669    4.25%              $10,094  3.81%
                                                           =======                      =======                       =======
Interest free funds supporting
 earning assets (7) ..........................  $ 38,583                    $ 36,434                       $  34,076

(1)  Average balances are computed on a daily basis.
(2)  Average investment securities include $123 Tax Exempt Securities
(3) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis and excludes impact of deferred loan origination fees.
(4) Interest income on loans for 2006, 2005, and 2004, included total loan fees of $1,073, $1,039, and $993, respectively.
(5) Total interest earning assets yield less the total interest bearing liabilities rate.
(6) Net interest income divided by total interest earning assets (net interest margin).
(7)  Total interest earning assets less total interest bearing liabilities.

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

                                                         Year Ended December 31,                     Year Ended December 31,
                                                          2006 compared to 2005                       2005 compared to 2004
                                                  Increase (Decrease) Due to Volume/Rate      Increase (Decrease) Due to Volume/Rate
                                                          (Dollars in thousands)                     (Dollars in thousands)

                                                    Volume          Rate          Total         Volume          Rate          Total
                                                    ------          ----          -----         ------          ----          -----
Interest earned on:
  Due from banks-interest-bearing ..........       $  (109)       $   209       $   100        $    95        $   274       $   369
  Investments ..............................           369            306           675            272             62           334
  Net Loans ................................         2,249          3,950         6,199          1,159          3,637         4,796
                                                   -------        -------       -------        -------        -------       -------

Total Interest Income ......................       $ 2,509        $ 4,465       $ 6,974        $ 1,526        $ 3,973       $ 5,499
                                                   -------        -------       -------        -------        -------       -------

Interest paid on:
  Interest Checking ........................       $  (188)       $   308       $   120        $    79        $   311       $   390
  Savings Deposits .........................           998            118         1,116             30            401           431
  Time Deposits $100,000 and over ..........           774            829         1,603            224            431           655
  Other time deposits ......................         1,594            603         2,197            366            903         1,269
  Retail Repurchase Agreements .............           (16)            62            46             (4)            84            80
  Investment in Trust ......................             -             91            91             18             92           110
  Other Borrowed Funds .....................          (198)            17          (181)           (13)             2           (11)
                                                   -------        -------       -------        -------        -------       -------

Total Interest Expense .....................       $ 2,964        $ 2,028       $ 4,992        $   700        $ 2,224       $ 2,924
                                                   -------        -------       -------        -------        -------       -------

Change in Net Interest Income ..............       $  (455)       $ 2,437       $ 1,982        $   826        $ 1,749       $ 2,575
                                                   =======        =======       =======        =======        =======       =======

During the year 2007 management expects that interest rates will remain fairly stable for the first half of the year with moderate declines in the second half. If interest rate projections are accurate, little, if any improvement in net interest income is expected in 2007.

Market Risk - Interest Rate Sensitivity

         Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although we manage other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be our most significant market risk and this risk could potentially have the largest material effect on our financial condition and results of operations. Other types of market risk such as foreign currency exchange risk and commodity price risk do not affect us directly.

         Achieving consistent growth in net interest income is the primary goal of our asset/liability function. We attempt to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. We seek to accomplish this goal while maintaining adequate liquidity and capital. Our asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be material over time.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceed rate sensitive assets, resulting in a liability sensitive position at December 31, 2006 of $21.8 million for a cumulative gap ratio of 92.3%. When interest sensitive assets exceed interest sensitive liabilities for a specific repricing "horizon", a positive interest sensitivity gap results. The gap is negative when interest sensitive liabilities exceed interest sensitive assets, as was the case at December 31, 2006, with respect to the one year time horizon. For a bank with a negative gap, such as the Bank, falling interest rates would be expected to have a positive effect on net interest income and rising rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis
                   Repricing Schedule as of December 31, 2006
                             (Amounts in thousands)

                                                              Within     After 3 to 12    After One Year      After
Interest Earning Assets                                      3 Months       Months        to Five Years     Five Years        Total
-----------------------                                      --------       ------        -------------     ----------        -----

Interest-bearing deposits in other banks ............      $  10,688       $       -        $       -       $       -      $  10,688
Other investments (Book Value)* .....................          1,162           5,597           10,493          16,104         33,356
Loans**
  Fixed rate ........................................          5,642           7,541           48,027             670         61,880
  Variable rate .....................................        233,343               -                -               -        233,343
                                                           ---------       ---------        ---------       --------       ---------

Total interest earning assets .......................      $ 250,835       $  13,138        $  58,520       $  16,774      $ 339,267
                                                           =========       =========        =========       =========      =========

Interest Bearing Liabilities
----------------------------
  Interest bearing deposits
    Interest bearing transaction accounts ...........      $  28,764       $       -        $       -       $       -      $  28,764
    Savings .........................................         62,129               -                -               -         62,129
    Time deposits $100,000 and over .................         33,333          36,600            4,546               -         74,479
    Other time deposits .............................         46,854          70,614            9,204               -        126,672
                                                           ---------       ---------        ---------       --------       ---------
      Total interest bearing deposits ...............        171,080         107,214           13,750               -        292,044
    Retail repurchase agreements ....................          2,171               -                -               -          2,171
    Subordinated debt ...............................          5,000               -                -               -          5,000
    Other borrowed funds ............................            287               -                -               -            287
                                                           ---------       ---------        ---------       --------       ---------

Total interest bearing liabilities ..................      $ 178,538       $ 107,214        $  13,750       $       -      $ 299,502
                                                           =========       =========        =========       ========       =========


Interest Sensitivity Gap ............................      $  72,297       ($ 94,076)       $  44,770       $  16,774      $  39,765
Cumulative interest sensitivity gap .................      $  72,297       ($ 21,779)       $  22,991       $  39,765
Gap ratio ...........................................        140.05%           12.20%          425.60%              -
Cumulative gap ratio ................................        140.05%           92.30%          107.70%          113.3%

*includes restricted FHLB stock $741
** excludes loans in non-accrual status totaling $1,757

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses at any given reportable period is the result of applying the methodology discussed in the section under the heading "Allowance for Loan Losses." The Bank provided $949,930, $561,086, and $705,522 to the allowance during the years ended December 31, 2006, 2005, and 2004 respectively. The increase of $388,844 in 2006 was due to loan growth, primarily the result of establishing a new loan production office and buying back participated loans. Total loans grew by $28.4 million in 2006 and $13.8 million in 2005.

Other Income

         Other income, which consists primarily of mortgage banking loan fees, loan brokerage fees, service charges on deposit accounts, and other commissions and fees income, increased by $286,933, or 31.3%, to $1,202,378 in 2006 from $915,445 in 2005. The overall increase resulted from an increase in all Other Income categories. Service charges, commissions and fees income increased by $87,796, or 13.5%, loan brokerage fees increased by $120,117, or 73.9%, mortgage loan fees increased by $962, or 1.9%. The remainder of the total $286,933 increase, $78,058, was due primarily to the difference between the amounts received in 2006 and 2005 from the sale of bank owned assets.

         Other income decreased by $273,802, or 23.0%, in 2005 to $915,445 from $1,189,247 in 2004. The overall decline resulted from a decline in all Other Income categories. Service charges, commissions and fees income declined by $42,241, or 6.1%, loan brokerage fees declined by $77,722, or 32.2%, and mortgage loan fees declined by $76,697, or 60.0%. The remainder of the total $273,802 decline, $77,142, was due almost exclusively to the difference between the amounts received in 2005 and 2004 from the sale of bank owned assets.

Other Expenses

         Excluding the impact of the out-of-the ordinary litigation settlement expense in 2005 of $1,677,155, other expense, those non-interest expenses most commonly referred to as other operating expenses, increased $1,692,090, or 28.1%. With several categories of non-interest expense experiencing either a decline or minimal increase in 2006 compared to 2005, most of the increase can be attributed to increases in the categories of salaries and benefits and occupancy expense. Salaries and benefits increased to $4,771,114 in 2006 from $3,747,308 in 2005, a $1,023,806, or 27.3%, increase. Annual salary increases in 2006 for 2005 employees, the addition of seven new employees in 2006, and a 7.5% overall increase in benefits expense in 2006 accounted for the increase in 2006 personnel expense. The $187,304, or 24.6%, increase in occupancy expense in 2006 compared to that of 2005, to $947,556 from $760,252, can be primarily attributed to a $63,129, or 41.3%, increase in lease expense resulting mainly from opening a loan production office in 2006, a $37,879, or 9.9%, increase in depreciation expense, and a $42,433, or 186.0%, increase in premises and equipment maintenance costs.

         Other expenses in 2005, as compared to 2004, increased by $1,770,807, or 29.9%. However, most of the net increase in other expenses for the year resulted from a $1,677,155 litigation settlement expense. Excluding the litigation settlement expense, the total of other expenses increased by $93,652, or 1.6%, from 2004 to 2005, with some categories of other expenses declining in 2005. Most notable of the categories with a declining annual expense were occupancy and equipment, down $63,223, or 7.7%, and expenses related to the use of outside or third-party service providers, exclusive of data processing services. The categories of other expenses having the largest dollar increase in 2005 were salaries and benefits expense, up $182,619, or 5.1%, and data processing expense, up $21,553, or 1.1%.

Income Taxes

         During the year ended December 31, 2006, the Company accrued $2,713,154 for current income taxes. The Company accrued $1,946,300 for current income taxes during 2005. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes. The income taxes accrued in 2006 amounted to 37.7% of pretax income, the same percentage as in 2005.

         During the year ended December 31, 2005, the Company accrued $1,946,300 for current income taxes, as compared to $1,700,000 in 2004. The current income tax expense for each of these years, net of the amount of deferred income tax benefit recorded, was 36.1% of pretax income in 2005 and 35.6% of pretax income in 2004.

Investment Portfolio

         As of December 31, 2006, the book value of the Company's investment portfolio comprised approximately 9.4 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Company at December 31, 2006, 2005, and 2004. In the table and the following table, the caption "U.S. Government agency obligations" also includes the obligations of government sponsored enterprises (GSEs).

Securities Portfolio Composition
(dollars in thousands)

                                            December 31, 2006            December 31, 2005                 December 31, 2004
                                             Net Unrealized               Net Unrealized                     Net Unrealized
                                             --------------               --------------                     --------------
                                       Book     Holding      Fair     Book    Holding     Fair        Book       Holding      Fair
                                       Value  Gain/(Loss)   Value     Value  Gain/(Loss)  Value      Value     Gain/(Loss)    Value
                                       -----  -----------   -----     -----  -----------  -----      -----     -----------    -----
Available for sale:
U. S. Government agency obligations   $21,993    $(151)   $ 21,842   $21,490    $(264)    $21,226     $16,499       $(18)    $16,481
State and local obligations .......       123        5         128       123        6         129         123          4         127
Mortgage-backed securities ........       597      (14)        583       766      (24)        742         961        (16)        944
Restricted FHLB Stock .............       741        -         741     1,269        -       1,269         954          -         954
                                      -------    -----    --------   -------    -----     -------     -------       ----     -------
                                      $23,454    $(160)   $ 23,294   $23,648    $(282)    $23,366     $18,536       $(30)    $18,506
                                      =======    =====    ========   =======    =====     =======     =======       ====     =======

Held for investment:
U.S. Government Agency obligations    $ 8,998    $  17    $  9,015   $ 6,000    $  (2)    $ 5,998     $ 1,004       $ (1)    $ 1,003
Trust Preferred securities ........       482      150         632       481      153         634         479        133         613
State and local obligations .......         -        -           -         -        -           -         375         10         385
Mortgage-backed securities ........       421        3         425       783       12         795       1,500         39       1,539
                                      -------    -----    --------   -------    -----     -------     -------       ----     -------
                                      $ 9,901    $ 170    $ 10,072   $ 7,264    $ 163     $ 7,427     $ 3,358       $181     $ 3,539
                                      =======    =====    ========   =======    =====     =======     =======       ====     =======


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

         The following table presents scheduled maturities of debt securities at December 31, 2006. Available-for-sale securities are stated at estimated fair value and held-for-investment securities are stated at amortized cost.

Securities Portfolio Maturities


                        Analysis of Investment Securities
                                December 31, 2006
                             (dollars in thousands)

                                                                         Available-for-Sale                Held-for-Investment
                                                                         ------------------                -------------------

                                                                                      Estimated                        Estimated
                                                                Amortized Cost        Fair Value        Amortized Cost    Fair Value
                                                                --------------        ----------        --------------    ----------

U.S. Government Agency Oligations
    Due in one year or less ............................             $5,000             $4,961             $                  $    -
    Due from one to five years .........................              6,493              6,427              4,000              3,978
    Due from five to ten years .........................              6,500              6,485              4,998              5,037
    Due after ten years ................................              4,000              3,969                  -                  -

State and local obligations (1)
    Due after ten years ................................                123                128                  -                  -

Trust Preferred securities
    Due after ten years ................................                  -                  -                482                632

Mortgage Backed securities
    Due after ten years ................................                597                583                421                425

Equity Securities ......................................                741                741                  -                  -

Total (2) (3)

    Due in one year or less ............................             $5,000             $4,961             $    -             $    -
    Due from one to five years .........................              6,493              6,427              4,000              3,978
    Due from five to ten years .........................              6,500              6,485              4,998              5,037
    Due after ten years ................................              4,123              4,097                421                425

(1)  Not adjusted for tax equivalency
(2)  Excludes equity securities
(3) Weighted average yields on debt securities scheduled to mature in less than one year, one to five years, five to ten years, and after ten years are 3.36%, 4.80%, 5.64% and 6.11%, respectively. Due to call features (the ability of the issuing entity to redeem a security on a specified date prior to maturity), the yields shown for the four maturity ranges are disclosed for information purposes only as of December 31, 2006, and are likely to change.

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, or any foreign loans.

         The amount of loans outstanding at December 31, 2006, 2005, 2004, 2003, and 2002 are shown in the following table according to type of loan.


Loan Portfolio Composition

                                                                                      December 31,
                                                                                      ------------
                                                       2006              2005             2004             2003              2002
                                                       ----              ----             ----             ----              ----
Commercial, financial and agricultural ........   $  50,556,004    $  45,229,728    $  46,728,921    $  51,523,910    $  47,099,954
Real estate - construction ....................      29,634,235       14,041,295       17,223,132       14,345,975       14,211,986
Real estate mortgage ..........................     216,395,114      208,851,125      190,325,765      160,813,719       96,495,309
Consumer ......................................         394,754          409,653          470,787          554,999        1,053,596
                                                  -------------    -------------    -------------    -------------    -------------
    Total loans ...............................     296,980,107      268,531,801      254,748,605      227,238,603      158,860,845

Less deferred fees ............................        (514,958)        (498,388)        (693,454)        (469,164)        (133,049)
Less allowance for loan losses ................      (3,275,000)      (3,000,000)      (2,900,000)      (2,600,000)      (1,750,000)
                                                  -------------    -------------    -------------    -------------    -------------

Total Loans, net of allowance for loan losses .   $ 293,190,149    $ 265,033,413    $ 251,155,151    $ 224,169,439    $ 156,977,796
                                                  =============    =============    =============    =============    =============

         At December 31, 2006, $32,155,601 of commercial, financial and agricultural loans were due in one year or less, $17,672,323 were due after one year through five years, and $728,080 were due after five years. At December 31, 2006, $21,841,220 of real estate - construction loans were due in one year or less, $7,535,015 were due after one year through five years, and $258,000 were due after five years.

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

         Loans secured by real estate mortgages comprised nearly 73% of the Bank's loan portfolio at December 31, 2006. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

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

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2006, the Company had eight loans totaling $1,756,803 on non-accrual status. Net income for 2006 includes no interest income on these loans. Had these loans been current in accordance with their original terms, $137,140 of additional interest income would have been recorded in 2006. At December 31, 2005, the Company had twelve loans totaling $1,892,763 on non-accrual status.

The following table presents information on non-performing loans and real estate acquired in settlement of loans:

                                                                                             December 31,
                                                                                             ------------
                                                                                       (dollars in thousands)
Non-performing Assets                                              2006           2005           2004           2003           2002
                                                                   ----           ----           ----           ----           ----

Non-performing loans:
  Non-accrual loans .....................................        $1,757         $1,893         $  350         $  295         $  112
  Past due 90 days or more ..............................            97             57              -              -              -
                                                                 ------         ------         ------         ------         ------
Total non-performing loans ..............................        $1,854         $1,950         $  350         $  295         $  112
Real estate acquired in settlement of loans .............           965            520            520              -            625
                                                                 ------         ------         ------         ------         ------
Total non-performing assets .............................        $2,819         $2,470         $  870         $  295         $  737
                                                                 ======         ======         ======         ======         ======
Non-performing assets as a
  Percentage of loans and
  other real estate .....................................          0.95%          0.90%          0.34%          0.13%          0.46%

Allowance for loan losses as
  a percentage of non-performing loans ..................        176.64%        153.80%        828.57%        881.36%      1,562.50%

Potential Problem Loans

Management has identified and maintains a list of potential problem loans. These are loans that are neither included in non-accrual status, nor loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2006 the total amount of loans determined by management to be potential problem loans was $1,970,776. This amount consisted of loans made to ten borrowers.

Real Estate Owned

         The Company foreclosed on real estate collateral during the year ended December 31, 2004 and transferred the loans and accrued interest balances at the time of foreclosure to other real estate owned in the amount of $520,234. During the year ending December 31, 2005, there was no activity regarding foreclosure on real estate collateral. However during the year ending December 31, 2006, the net affect of foreclosure on real estate collateral totaled $444,419 resulting in an ending balance for other real estate owned for December 31, 2006, of $964,653.

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

       In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Company, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2006.

         In calculating the amount required in the allowance for loan losses, management applies a consistent methodology that is updated quarterly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. For outstanding loans, the risk rating system is the major factor employed to quantify the probable losses in the loan portfolio. Predetermined percentage factors for dollars outstanding in each loan grade are applied and then totaled. For loans specifically identified by management during loan reviews, management separates these loans from the general pool of loans and assigns a separate risk rating for these loans based on the likelihood of collectibility, financial condition of the borrower, value of collateral, and other relevant factors. Two additional calculations are based on FDIC classifications and daily statement loan type total using factors as noted below. The four methods for measuring probable losses are performed monthly and their results averaged to provide an amount to be established as a reserve against loan losses. The monthly reserve provisions, and the details supporting the calculations utilized in the computation, are reviewed by the Board's Loan Committee and the Board of Directors. The factors used in these calculations were initially derived from prior experience with similar systems at other banks. These factors have been, and will continue to be, modified as the Bank's actual historical loss experience in different economic environments can be fully incorporated into a predictive model. Regulators also review the adequacy of the allowance for loan losses as part of their examination of the Bank and may require adjustments to the allowance based upon information available to them at the time of the examination.

         Management also performs periodic reviews of the Company's off-balance sheet credit risks, such as unfunded loan commitments and standby letters of credit. When these reviews identify a probable loss, a separate loss reserve is established. The review performed at December 31, 2006, as well as those performed throughout the 2006 year, did not identify an off-balance sheet risk upon which a reserve should be established.

                                                                                     Summary of Loan Loss Experience
                                                                                          (Dollars in thousands)
                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                          2006         2005         2004        2003         2002
                                                                          ----         ----         ----        ----         ----
Total loans outstanding at end of period ..........................    $296,980     $268,532     $254,749     $227,239     $158,861
Average amount of loans outstanding ...............................     287,887      257,949      238,958      194,944      141,269

Balance of allowance for loan losses - beginning ..................       3,000        2,900        2,600        1,750        1,450
                                                                       --------     --------     --------     --------     --------
Loans charged off

Commercial & industrial ...........................................         265          112           10          114          375
Real estate-mortgage ..............................................         513          365          409           20           18
Other .............................................................           -            -            2
Consumer installment * ............................................           -            3            -        1,674            -
                                                                       --------     --------     --------     --------     --------
Total charge-offs .................................................         778          480          421        1,808          393

Recoveries of loans previously charged-off

Commercial & industrial ...........................................          88            3            6           35            -
Real estate-mortgage ..............................................          15           16           10            -           17
Consumer installment * ............................................           -            -            -        1,674            1
                                                                       --------     --------     --------     --------     --------
Total recoveries ..................................................         103           19           16        1,709           18

Net charge-offs ...................................................         675          461          405           99          375

Additions to allowance charged to expense .........................         950          561          705          949          675
                                                                       --------     --------     --------     --------     --------

Balance of allowance for loan losses - ending .....................    $  3,275     $  3,000     $  2,900     $  2,600     $  1,750
                                                                       --------     --------     --------     --------     --------


Ratios
                                                                           2006         2005         2004         2003         2002
Net charge-offs during period to average loans outstanding
during period .....................................................        0.23%        0.17%        0.16%        0.05%        0.27%
Net charge-offs to loans at end of period .........................        0.23%        0.17%        0.15%        0.04%        0.24%
Allowance for loan losses to average loans ........................        1.14%        1.16%        1.21%        1.33%        1.10%
Allowance for loan losses to loans at end of period ...............        1.10%        1.11%        1.14%        1.14%        1.10%
Nonperforming loans to allowance for loan losses at end of
period ............................................................       56.61%       65.00%       12.06%       11.35%        6.40%
Net charge-offs to allowance for loan losses ......................       20.61%       15.36%       13.98%        3.81%       21.43%
Net charge-offs to provision for loan losses ......................       71.05%       82.17%       57.48%       10.43%       55.56%

*The amount of consumer loan losses in 2003, which was matched dollar-for-dollar by the amount of consumer loan recoveries, consisted solely of deferred presentment loans. The Bank ceased to make this type of loan in the fourth quarter of 2003.

     The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2006, 2005, 2004, 2003, and 2002 compared with the percent of loans in the applicable categories to total loans.

                                                              Allocation of Allowance for Loan Losses
                                                                     Period Ended December 31,
                                                                     -------------------------
                                                                      (Dollars in thousands)
                                       2006                2005                2004                 2003                 2002
                                       ----                ----                ----                 ----                 ----
                                           % of                 % of                % of                 % of                  % of
                                 Amount    Loans    Amount     Loans    Amount      Loans    Amount      Loans    Amount      Loans
                                 ------    -----    ------     -----    ------      -----    ------      -----    ------      -----
Commercial and industrial .....  $1,081    33.00%   $  990     33.00%   $  965      33.27%   $1,017      39.10%   $  858     49.00%
Real estate - construction ....     361    11.02%      330     11.00%      321      11.07%      290      11.20%      210     12.00%
Real estate - mortgage ........   1,813    55.36%    1,660     55.33%    1,594      54.97%    1,272      48.90%      656     37.50%
Consumer installment ..........      20     0.62%       20      0.67%       20       0.69%       21        .80%       26      1.50%
                                 ------   ------    ------    ------    ------     ------    ------     ------    ------    ------
Total .........................  $3,275   100.00%   $3,000    100.00%   $2,900     100.00%   $2,600     100.00%   $1,750    100.00%
                                 ======   ======    ======    ======    ======     ======    ======     ======    ======    ======


Deposits

         The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2006, 2005, and 2004 are summarized below:

                                                                           Average Deposits

                                                                             December 31,
                                                                             ------------
                                                             2006                2005               2004
                                                             ----                ----               ----
                                                       Amount    Rate     Amount     Rate    Amount     Rate
                                                       ------    ----     ------     ----    ------     ----
                                                                     (Dollars in thousands)

Noninterest bearing demand ........................   $14,857            $17,450            $20,837
Interest bearing transaction accounts .............    31,047   3.53%     38,481    2.54%    33,917    1.73%
Savings ...........................................    54,225   4.41%     49,612    2.57%    47,889    1.77%
Time deposits - $100,000 and over .................    67,998   4.57%     44,868    3.35%    35,525    2.39%
Other time deposits ...............................   127,468   4.46%    108,713    3.21%    93,294    2.38%

Total interest bearing deposits ...................  $280,738   4.37%   $241,674    3.00%  $210,625    2.14%


         As of December 31, 2006, the Company held approximately $74,479,000 in time deposits in amounts of $100,000 or more, with approximately $33,333,000 with maturities within three months, $36,600,000 with maturities over three through twelve months, and $4,546,000 with maturities over twelve months. Wholesale time deposits generated through corporations, banks, credit unions, etc., on a national level totaled approximately $11,588,000 as of December 31, 2006. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Borrowed Funds

       Major sources of borrowed funds in 2006 and 2005, other than deposits, were retail repurchase agreements and Federal Home Loan Bank advances.

         Retail repurchase agreements are short-term borrowings from commercial customers collateralized by government or government agency securities and repayable with interest. At December 31, 2006 and 2005, the Company had $2,171,379 and $5,470,153 in retail repurchase agreements, respectively. The weighted average interest rates for retail repurchase agreements outstanding at December 31, 2006 and 2005 were 4.36% and 3.40%, respectively, and those repurchase agreements all had next day maturities. The maximum amount of retail repurchase agreements at the end of any month was $5,611,994 in 2006 and $6,413,256 in 2005. The approximate average amount of outstanding retail repurchase agreements was $4,120,000 in 2006 and $4,706,000 in 2005 and approximate weighted interest rates were 4.21% in 2006 and 2.66% in 2005.

      Though the Company had no outstanding advances from the Federal Home Loan Bank of Atlanta at December 31, 2006, as compared to the $15,000,000 outstanding on December 31, 2005, advances outstanding for the 2006 year averaged $5,641,096. The average loan advance outstanding amount for 2006 was comprised of one $5,000,000 fixed rate advance at rate of 4.46% called on May 15, 2006, one $5,000,000 fixed rate advance at a rate of 4.62% called on June 21, 2006, and three daily rate credit advances of various amounts outstanding for short periods of time with interest rates which averaged 4.44%. Growth in deposits during the year in excess of loan growth provided sufficient liquidity to payoff all borrowings from the Federal Home Loan Bank by year-end. By comparison, the approximate annual average amount of outstanding Federal Home Loan Bank advances in 2005 was $10,000,000 with a weighted average rate of 4.45%, with a maximum amount of advances outstanding at the end of any month in 2005 being $15,000,000.

         In 2004 the Company issued subordinated debt in the amount of $5,155,000 to FSBS Capital Trust I. The subordinated debt matures in 2034 and has a variable interest rate. The average amount outstanding in 2006 was $5,155,000 and had an approximate weighted average rate of 8.04%. In 2005 the average amount outstanding was $5,155,000 and the approximate weighted average interest rate was 6.22% (see Note 9 to the Consolidated Financial Statements).

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for each period indicated.

                                                 Year ended December 31,
                                                 -----------------------
                                           2006           2005           2004
                                           ----           ----           ----

       Return on average assets ........   1.32%          1.09%          1.08%
       Return on average equity ........  13.60%         11.73%         13.33%
       Dividend payout ratio ...........   0.00%          0.00%          0.00%
       Equity to assets ratio ..........   9.71%          9.32%          8.13%

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 66.1 % of total assets at December 31, 2006. Asset liquidity is provided from several sources, including amounts due from banks, and funds from maturing investments and loans. The Bank is a member of the FHLB and, as such, has the ability to borrow against the security of its First Mortgage Residential and Commercial loans. At December 31, 2006, the Company had no outstanding advances drawn on its $34,286,200 available credit from the Federal Home Loan Bank. The Company also has additional lines of credit with other banks in the form of federal funds lines in the amount of $12,000,000. The Bank has never drawn on any of these federal funds lines. Management believes that the Company's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business.

Capital Resources

         The equity capital of the Company increased $5,083,467 during 2006 and by $4,027,348 in 2005. The increase in 2006 resulted from net income of $4,580,804, an increase in other comprehensive income of $75,421, and additional paid-in capital of $427,242 from the exercise of stock options. The increase in 2005 resulted from an increase in retained earnings of $3,400,304, a reduction in other comprehensive income of $156,434, additional paid-in capital of $783,778 from the exercise of stock options.

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

At December 31, 2006, both the Company and the Bank met all of the minimum capital adequacy standards and the Bank met the requirements to be well capitalized under the prompt correction action provision of the Federal Deposit Insurance Act. Capital ratios are presented in the table below, compared with the minimum ratios and amounts necessary to be "well capitalized" under FDIC regulatory definitions and guidelines.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                    For Capital             Prompt Corrective
The Bank                                                                         Adequacy Purposes          Action Provisions
As of December 31, 2006                                   Actual                      Minimum                    Minimum
                                                          ------                      -------                    -------
                                                  Amount          Ratio       Amount          Ratio       Amount            Ratio
                                                  ------          -----       ------          -----       ------            -----
Total Capital
(To Risk Weighted Assets) ..............         $42,536          14.22%      $23,930          8.00%      $29,913          10.00%
Tier 1 Capital
(To Risk Weighted Assets) ..............         $34,361          11.49%      $11,965          4.00%      $14,956           6.00%
Tier 1 Capital
(To Average Assets) ....................         $34,361           9.82%      $14,003          4.00%      $17,503           5.00%

The Holding Company
As of December 31, 2006                                   Actual                      Minimum
                                                          ------                      -------
                                                  Amount          Ratio       Amount          Ratio
                                                  ------          -----       ------          -----
Total Capital
(To Risk Weighted Assets) ..............         $44,230          14.79%      $23,930         8.00%
Tier 1 Capital
(To Risk Weighted Assets) ..............         $41,055          13.72%      $11,965         4.00%
Tier 1 Capital
(To Average Assets) ....................         $41,055          11.73%      $14,003         4.00%

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

Off-Balance Sheet Arrangements

         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At December 31, 2006, the Bank had issued commitments to extend credit of $57.0 million through various types of lending arrangements. Of these commitments,
65.8 %, or $37.5 million, expire within one year, and 34.2%, or $19.5 million, expire in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

         The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based of the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Contractual Obligations & Other Commitments

         The following table presents, as of December 31, 2006, the Company's significant fixed and determinable contractual obligations by payment period. The payment amounts represent those amounts contractually due to recipients. Annual lease amounts for the next five years are shown in Note 12 "Commitments and Contingencies" in the "Notes to Consolidated Financial Statements" of the Company's audited financial statement for the year ended December 31, 2006.

                                December 31, 2006

Contractual Cash Obligations              (Dollars in Thousands)
                                             Less Than   1 to 2  3 to 5  After 5
                                      Total   1 Year     Years    Years   Years
                                      -----   ------     -----    -----   -----
Operating Leases (1) ............... $  673   $  197   $  172    $ 210    $ 94
Purchase Contract (2) ..............  1,102
                                      -----    -----    -----    -----   -----
Total Contract Cash Obligations .... $1,775   $  197   $  172    $ 210    $ 94
                                      =====    =====    =====    =====   =====

(1) The Company leases the land and buildings for its branches under operating leases. The amounts shown in this table are minimum lease payments, and do not reflect additional charges for common area maintenance expense which will be determined in futur
(2) The Company has entered into a contract to purchase the land and building for its Greenville, SC. branch office. It is estimated that the settlement on this purchase will be prior to April 1, 2007.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

            The information required by Item 305 of Regulation S-K is set forth in Item 7 of this Form 10-K under captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk - Interest Rate Sensitivity" and - "Off-Balance Sheet Arrangements."

Item 8.  Financial Statements and Supplementary Data





                     FIRST SOUTH BANCORP INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2006, 2005 AND 2004

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .............       39

FINANCIAL STATEMENTS
   Consolidated balance sheets ......................................       40
   Consolidated statements of income ................................       41
   Consolidated statements of changes in stockholders' equity .......       42
   Consolidated statements of cash flows ............................       43

NOTES TO FINANCIAL STATEMENTS .......................................  44 - 64

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ Cherry Bekaert & Holland, L.L.P.




Charlotte, North Carolina
March 27, 2007

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                    2006                     2005
                                                                                                    ----                     ----
Assets:
   Cash and due from banks .......................................................           $   5,032,116            $   5,022,070
   Interest-bearing deposits .....................................................              10,650,000               13,510,000
   Securities available-for-sale .................................................              23,293,132               23,365,835
   Securities held-for-investment ................................................               9,901,638                7,264,070
   Loans, net ....................................................................             293,190,149              265,033,413
   Premises and equipment, net ...................................................               5,290,165                5,288,478
   Investment in FSBS Capital Trust I ............................................                 155,000                  155,000
   Other assets ..................................................................               5,910,992                5,093,214
                                                                                             -------------            -------------
         Total assets ............................................................           $ 353,423,192            $ 324,732,080
                                                                                             =============            =============
Liabilities and Stockholders' Equity
Liabilities
Deposits
   Noninterest-bearing demand ....................................................           $  16,037,824            $  13,820,544
   Interest bearing demand and savings ...........................................              90,867,730               80,280,670
   Time deposits .................................................................             201,151,385              171,623,759
                                                                                             -------------            -------------
         Total deposits ..........................................................             308,056,939              265,724,973
Retail repurchase agreements .....................................................               2,171,379                5,740,153
Other borrowed funds .............................................................                 286,710               15,297,615
Subordinated debt ................................................................               5,155,000                5,155,000
Other accrued expenses and liabilities ...........................................               1,798,492                1,943,134
         Total liabilities .......................................................             317,468,520              293,860,875
                                                                                             -------------            -------------
Commitments and contingencies
Stockholders' equity
   Common stock, no par value;  30,000,000 shares authorized
     2,155,538 and 2,100,497 issued and outstanding at
     December 31, 2006 and 2005, respectively ....................................                       -                        -
   Paid-in capital ...............................................................              19,848,876               19,421,634
   Retained earnings .............................................................              16,205,670               11,624,866
   Accumulated other comprehensive loss ..........................................                 (99,874)                (175,295)
                                                                                             -------------            -------------
         Total stockholders' equity ..............................................              35,954,672               30,871,205
                                                                                             -------------            -------------
         Total liabilities and stockholders' equity ..............................           $ 353,423,192            $ 324,732,080
                                                                                             =============            =============

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                2006                  2005                  2004
                                                                                ----                  ----                  ----
Interest income
   Loans .........................................................         $ 25,570,894          $ 19,371,996          $ 14,575,623
   Securities
      U. S. Government agency and government
           sponsored enterprise obligations ......................            1,446,881               749,803               450,766
      State and local obligations ................................                6,303                 9,583                25,998
      Mortgage backed securities .................................               51,022                80,085                48,791
      Other securities ...........................................              102,623                92,569                72,745
   Deposits with banks ...........................................              606,248               506,063               137,366
                                                                           ------------          ------------          ------------
         Total interest income ...................................           27,783,971            20,810,099            15,311,289
                                                                           ------------          ------------          ------------
Interest expense
   Deposits
      Time .......................................................            8,791,795             4,991,986             3,068,349
      Interest-bearing demand and savings ........................            3,487,133             2,252,043             1,431,436
   Borrowed funds ................................................              269,848               452,943               458,431
   Other .........................................................              583,837               444,115               250,483
                                                                           ------------          ------------          ------------
         Total interest expense ..................................           13,132,613             8,141,087             5,208,699
                                                                           ------------          ------------          ------------
         Net interest income .....................................           14,651,358            12,669,012            10,102,590
Provision for loan losses ........................................              949,930               561,086               705,522
                                                                           ------------          ------------          ------------
         Net interest income after provision for
           loan losses ...........................................           13,701,428            12,107,926             9,397,068
                                                                           ------------          ------------          ------------
Noninterest income
   Service charges, fees, and commissions ........................              739,310               651,514               693,755
   Loan brokerage fees ...........................................              282,643               162,526               240,248
   Mortgage banking loan fees ....................................               52,124                51,162               127,859
   Other .........................................................              128,301                50,243               127,385
                                                                           ------------          ------------          ------------
         Total noninterest income ................................            1,202,378               915,445             1,189,247
                                                                           ------------          ------------          ------------
Noninterest expenses
   Salaries and employee benefits ................................            4,771,114             3,747,308             3,564,689
   Occupancy and equipment .......................................              947,556               760,252               823,475
   Legal expenses ................................................               36,747               170,288               172,056
   Data processing ...............................................              231,867               223,396               201,843
   Other outside services ........................................              102,157                84,149               128,497
   Litigation settlement .........................................                    -             1,677,155                     -
   Other .........................................................            1,626,561             1,038,519             1,039,700
                                                                           ------------          ------------          ------------
         Total other operating expenses ..........................            7,716,002             7,701,067             5,930,260
         Income before income taxes ..............................            7,187,804             5,322,304             4,656,055
Current income tax expense .......................................            2,713,154             1,946,300             1,700,000
Deferred income tax benefit ......................................             (106,154)              (24,000)              (44,000)
                                                                           ------------          ------------          ------------
         Net income ..............................................         $  4,580,804          $  3,400,004          $  3,000,055
                                                                           ============          ============          ============
Earnings per common share ........................................         $       2.16          $       1.64          $       1.56
                                                                           ============          ============          ============
Diluted earnings per common share ................................         $       2.11          $       1.58          $       1.47
                                                                           ============          ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP INC., AND SUBISIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 2006, 2005, and 2004

                                                                                                                           Total
                                                                                                                        Accumulated
                                                           Common Stock                                                    other
                                                            in number      Paid-in         Retained     comprehensive  Stockholders'
                                                            of Shares      Capital         Earnings     income (loss)      equity
                                                            ---------      -------         --------     -------------      ------
Balance at January 1, 2004 ...........................      1,658,412    $ 11,152,489    $  5,224,807   $     31,832   $ 16,409,128

Exercised stock options ..............................            540           3,300                                         3,300

Issuance of common stock .............................        360,000       7,482,067                                     7,482,067
   (360,000 shares at $20.83 per share net of
   expense of $17,933)

Comprehensive income:
   Net Income ........................................                                      3,000,055                     3,000,055

Net change in
unrealized gain on
available for sale
securities, net of tax benefit of $31,070 ............                                                       (50,693)       (50,693)
                                                                                                                       -------------

Comprehensive income .................................                                                                    2,949,362
                                                         ------------    ------------    ------------   ------------   ------------


Balance at December 31, 2004 .........................      2,018,952      18,637,856       8,224,862        (18,861)    26,843,857

Exercised stock options ..............................         81,545         783,778                                       783,778

Comprehensive income:
   Net Income ........................................                                      3,400,004                     3,400,004

Net change in
unrealized gain on
available for sale
securities, net of tax benefit of $95,876 ............                                                      (156,434)      (156,434)
                                                                                                                       ------------

Comprehensive income .................................                                                                    3,243,570
                                                         ------------    ------------    ------------   ------------   ------------

Balance December 31, 2005 ............................      2,100,497      19,421,634      11,624,866       (175,295)    30,871,205


Exercised Stock Options ..............................         55,041         427,242                                       427,242

Comprehensive income:
   Net Income ........................................                                      4,580,804                     4,580,804

Net change in
unrealized gain on
available for sale
securities, net of tax benefit $46,224 ...............                                                        75,421         75,421
                                                                                                                       ------------

Comprehensive Income .................................                                                                    4,656,225
                                                         ------------    ------------    ------------   ------------   ------------

Balance at December 31, 2006 .........................      2,155,538    $ 19,848,876    $ 16,205,670   $    (99,874)  $ 35,954,672
                                                            =========    ============    ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                        2006             2005              2004
                                                                                        ----             ----              ----
OPERATING ACTIVITIES
   Net income .............................................................      $  4,580,804       $  3,400,004       $  3,000,055
   Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation .......................................................           419,335            381,456            432,071
       Provision for loan losses ..........................................           949,930            561,086            705,522
       Write downs on other real estate owned .............................            75,129                  -                  -
       Loss on sale of other real estate owned ............................            57,342                  -                  -
       Gain on sale of loans ..............................................                 -             (8,151)           (78,783)
       Increase in cash surrender value of life insurance .................           (31,712)           (30,325)           (30,344)
       Deferred tax provision .............................................                 -            (24,000)           (44,000)
       Increase in interest receivable ....................................          (405,114)          (571,235)          (177,899)
       Decrease (increase) in other assets ................................            17,373            257,507           (829,848)
       Increase (decrease) in accrued expenses
          and other liabilities ...........................................          (144,642)           503,624             38,559
                                                                                 ------------       ------------       ------------
           Net cash provided by operating activities ......................         5,518,445          4,469,966          3,015,333
                                                                                 ------------       ------------       ------------
INVESTING ACTIVITIES
   Origination of loans, net of principal collected .......................       (30,473,750)       (14,431,177)       (28,199,269)
   Proceeds from matured/called securities available-for-sale .............         9,528,300          4,497,818          5,000,000
   Proceeds from matured/called securities held-for-investment ............                 -          1,377,868                  -
   Proceeds from sale of securities available-for-sale ....................                 -                  -          1,000,000
   Purchase of securities available-for-sale ..............................        (9,500,000)        (9,804,288)       (14,001,975)
   Purchase of securities held-for-investment .............................        (2,998,150)        (6,000,000)                 -
   Proceeds from MBS principal paydowns ...................................           526,632            911,272            510,545
   Proceeds from sale of other real estate owned ..........................           790,062                  -                  -
   Proceeds from disposal of premises and equipment .......................            42,850                  -                  -
   Purchases of premises and equipment ....................................          (463,872)          (336,116)          (246,905)
   Investment in trust ....................................................                 -                  -           (155,000)
                                                                                 ------------       ------------       ------------
           Net cash used in investing activities ..........................       (32,547,928)       (23,784,623)       (36,092,604)
                                                                                 ------------       ------------       ------------
FINANCING ACTIVITIES
   Increase in deposits, net ..............................................        42,331,966         17,849,896         32,418,888
   Proceeds from exercise of stock options ................................           427,242            783,778              3,300
   Net increase(decrease) in retail repurchase agreements .................        (3,568,774)         1,039,916         (1,388,676)
   Net (decrease) increase in other borrowings ............................           (10,905)          (119,041)           181,103
   Proceeds of advances from FHLB .........................................                 -          5,000,000         16,200,000
   Repayment of advances from FHLB ........................................       (15,000,000)                 -        (18,200,000)
   Proceeds from issuance of subordinated debt ............................                 -                  -          5,155,000
   Proceeds from stock issuance ...........................................                 -                  -          7,482,067
                                                                                 ------------       ------------       ------------
           Net cash provided by financing activities ......................        24,179,529         24,554,549         41,851,682
                                                                                 ------------       ------------       ------------
           Net increase (decrease) in cash and cash equivalents ...........        (2,849,954)         5,239,892          8,774,411
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR ......................................................        18,532,070         13,292,178          4,517,767
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $ 15,682,116       $ 18,532,070       $ 13,292,178
                                                                                 ============       ============       ============
CASH PAID FOR:
   Interest ...............................................................      $ 12,899,387       $  7,874,663       $  5,208,699
                                                                                 ============       ============       ============
   Income taxes ...........................................................      $  3,218,693       $  1,517,400       $  1,524,449
                                                                                 ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 1 - ORGANIZATION

First South Bancorp, Inc. (the "Corporation" or the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for First South Bank ("the Bank"). On September 30, 1999, pursuant to a plan of exchange approved by the shareholders of the Bank, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Corporation. The Corporation presently engages in no business other than that of owning the Bank and has no employees. The Bank was incorporated on April 23, 1996, and began banking operations on August 19, 1996. The Bank is a South Carolina chartered commercial bank and is engaged in lending and deposit gathering activities from two branches in Spartanburg County, one branch in Columbia, South Carolina, one branch in Bluffton, South Carolina, and a loan production office in Greenville, South Carolina. It operates under the laws of South Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.

On April 1, 2004,  the Company  completed a secondary  stock  offering  and sold
360,000 shares of stock at $20.83 per share, with net proceeds totaling $7,482,067.

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

There were no investments classified as trading securities at December 31, 2006 and 2005.

                   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

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

The Company uses the allowance method in providing for loan losses. The provision for loan losses is based upon management's estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and probable losses in the loan portfolio. In determining the provision amount, management gives consideration to current economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and other factors. Management believes that the allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management believes that no valuation allowance is required at December 31, 2006, 2005, and 2004.

Earnings Per Common Share - Earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of outstanding stock options. All share amounts have been adjusted for the 6 for 5 stock split in 2006, see Note 15.

Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees (as amended). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                 For the years ended December 31,
                                                                                 --------------------------------
                                                                                         2005              2004
                                                                                         ----              ----
     Net income - as reported ...............................................    $   3,400,004    $    3,000,055
     Deduct: Stock based compensation .......................................          398,628           170,398
     Net income - pro forma .................................................        3,001,376         2,829,657
     Earnings per common share - as reported ................................             1.64              1.56
     Earnings per common share - pro forma ..................................             1.45              1.47
     Diluted earnings per common share - as reported ........................             1.58              1.47
     Diluted earnings per common share - pro forma ..........................             1.39              1.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004; dividend yield of 0.00 percent, expected volatility of 50 percent in 2005 and 2004, risk-free interest rates of
4.33 percent in 2005, and 4.24 percent in 2004, and expected lives of 10 years for the options.

On December 21, 2005, the board of directors approved accelerating the vesting of 30,705 unvested stock options. The accelerated vesting was effective as of December 30, 2005. All of the other terms and conditions applicable to the outstanding stock options remain unchanged.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Stock Options (continued) - The decision to accelerate vesting of these options was to avoid the recognition of pre-tax compensation expense by the Company upon the adoption of SFAS No. 123(R). In the Company's view, the future compensation expense would outweigh the incentive and retention value associated with the stock options. The future pre-tax compensation expense that was estimated to be avoided, based upon the effective date of January 1, 2006, was expected to be approximately $138,000 and $134,000 in fiscal years 2006 and 2007, respectively. The Company believes that the acceleration of vesting stock options met the criteria for variable accounting under FASB Interpretation (FIN) No. 44. Based upon past experience, the Company believed the grantees of these stock options would remain as a director or employee of the Company.

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an indication of the liquidation value of the Company, but rather represent a good-faith estimate of the value of the financial instruments held by the Company.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Recent  Accounting  Pronouncements  -  The  following  is a  summary  of  recent
authoritative   pronouncements  that  may  affect  accounting,   reporting,  and
disclosure of financial information by the Company:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FIN No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 on its financial position, results of operations or cash flows.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES -


Recent Accounting Pronouncements (continued) - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or Opinion No. 12, Omnibus Opinion - 1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Recent Accounting Pronouncements (continued) - In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, Fair Value Measurement. The Company is currently analyzing the fair value option provided under SFAS No. 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Operating Segments - The Company has determined that, using the definitions contained in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of its activities constitute only one reportable operating segment.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Concentrations of Credit Risk (continued) - In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. However, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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


NOTE 3 - SECURITIES

A summary of the amortized cost and estimated fair value of securities available-for-sale follows:

                                                                                           Gross Unrealized
                                                                   Amortized               ----------------              Estimated
                                                                     Cost             Gains              Losses          Fair Value
                                                                     ----             -----              ------          ----------
December 31, 2006
   U.S. government agency obligations ..................        $ 4,000,000        $     9,380        $    17,490        $ 3,991,890
   Government sponsored enterprises ....................         17,993,247                  -            143,282         17,849,965
   State and local obligations .........................            123,258              4,566                  -            127,824
   Mortgage-backed securities ..........................            597,214                  -             14,261            582,953
   Restricted FHLB stock ...............................            740,500                  -                  -            740,500
                                                                -----------        -----------        -----------        -----------
      Total ............................................        $23,454,219        $    13,946        $   175,033        $23,293,132
                                                                ===========        ===========        ===========        ===========
December 31, 2005
   U.S. government agency obligations ..................        $ 3,000,000        $         -        $    55,930        $ 2,944,070
   Government sponsored enterprises ....................         18,490,708                  -            208,478         18,282,230
   State and local obligations .........................            123,204              5,670                  -            128,874
   Mortgage-backed securities ..........................            765,855                  -             23,994            741,861
   Restricted FHLB stock ...............................          1,268,800                  -                  -          1,268,800
                                                                -----------        -----------        -----------        -----------
      Total ............................................        $23,648,567        $     5,670        $   288,402        $23,365,835
                                                                ===========        ===========        ===========        ===========

There were no sales of securities available-for-sale in 2006 or 2005.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

Securities Available-for-Sale

                                                       Less Than                  Twelve Months
                                                     Twelve Months                   or More                        Total
                                                     -------------                   -------                        -----
                                                       Unrealized                   Unrealized                    Unrealized
                                               Fair Value       Losses       Fair Value       Losses       Fair Value       Losses
                                               ----------       ------       ----------       ------       ----------       ------
U.S. government agency obligations .......    $   999,380    $       620    $   983,130    $    16,870    $ 1,982,510    $    17,490
Government sponsored enterprises .........      5,975,600         24,400     11,374,365        118,882     17,349,965        143,282
Mortgage backed securities ...............              -              -        582,953         14,261        582,953         14,261
                                              -----------    -----------    -----------    -----------    -----------    -----------
     Total ...............................    $ 6,974,980    $    25,020    $12,940,448    $   150,013    $19,915,428    $   175,033
                                              ===========    ===========    ===========    ===========    ===========    ===========

Securities classified as available-for-sale are recorded at fair market value. Approximately 65.0% of the unrealized losses on securities available-for-sale, or eleven individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

A summary of the carrying value and estimated fair market value of securities held-for-investment follows:

                                                                                            Gross Unrealized
                                                                    Amortized               ----------------             Estimated
                                                                       Cost             Gains             Losses         Fair Value
                                                                       ----             -----             ------         ----------
December 31, 2006
   U.S. government agency obligations ......................       $ 2,000,000       $     2,500      $          -       $ 2,002,500
   Government sponsored enterprises ........................         6,998,283            36,357            22,000         7,012,640
   Trust preferred securities ..............................           482,154           149,502                 -           631,656
   Mortgage backed securities ..............................           421,201             3,428                 -           424,629
                                                                   -----------       -----------       -----------       -----------
      Total securities held for investment .................       $ 9,901,638       $   191,787       $    22,000       $10,071,425
                                                                   ===========       ===========       ===========       ===========
December 31, 2005
   U.S. government agency obligations ......................       $ 2,000,000       $     8,120      $          -       $ 2,008,120
   Government sponsored enterprises ........................         4,000,000             1,420            11,520         3,989,900
   Trust preferred securities ..............................           480,641           153,331                 -           633,972
   Mortgage backed securities ..............................           783,429            12,057                 -           795,486
                                                                   -----------       -----------       -----------       -----------
      Total securities held for investment .................       $ 7,264,070       $   174,928       $    11,520       $ 7,427,478
                                                                   ===========       ===========       ===========       ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Securities Held-for-Investment

                                                      Less Than                  Twelve Months
                                                    Twelve Months                   or More                        Total
                                                    -------------                   -------                        -----
                                                      Unrealized                  Unrealized                     Unrealized
                                              Fair Value       Losses    Fair Value       Losses        Fair Value           Losses
                                              ----------       ------    ----------       ------        ----------           ------

Government sponsored enterprises .........    $1,992,420    $    7,580    $1,985,580    $   14,420    $    3,978,000        $ 22,000
                                              ----------    ----------    ----------    ----------    --------------        --------

     Total ...............................    $1,992,420    $    7,580    $1,985,580    $   14,420    $    3,978,000        $ 22,000
                                              ==========    ==========    ==========    ==========    ==============        ========

Securities classified as held-for-investment are recorded at amortized cost. Approximately 65.6% of the unrealized losses on securities held-for-investment, or one individual security, consisted of a security in a continuous loss position of twelve months or more. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer, and therefore, these losses are not considered other-than-temporary.

The    scheduled    maturities    of    securities    held-for-investment    and
available-for-sale at December 31, 2006 were as follows:

                                                                Available-For-Sale                         Held-For-Investment
                                                                ------------------                         -------------------
                                                         Amortized           Estimated               Amortized           Estimated
                                                            Cost             Fair Value                 Cost             Fair Value
                                                            ----             ----------                 ----             ----------
Due in one year or less ....................           $ 5,000,000           $ 4,960,910          $          -         $           -
Due from one to five years .................             6,493,247             6,427,245             4,000,000             3,978,000
Due from five to ten years .................             6,500,000             6,484,720             4,998,283             5,037,140
Due after ten years ........................             4,123,258             4,096,804                     -                     -
Mortgage backed securities .................               597,214               582,953               421,201               424,629
Equity securities ..........................               740,500               740,500               482,154               631,656
                                                       -----------           -----------           -----------           -----------
                                                       $23,454,219           $23,293,132           $ 9,901,638           $10,071,425
                                                       ===========           ===========           ===========           ===========

At December 31, 2006, securities with a book value of approximately $7,141,673, and market value of $7,054,956 were pledged to secure retail repurchase agreements, state funds, and Treasury, tax and loan deposits.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2006 and 2005 are summarized as follows:

                                                          December 31,
                                                          ------------
                                                     2006              2005
                                                     ----              ----
Construction and land development ............   $  29,634,235    $  14,041,295
1-4 family residential properties ............      67,063,355       65,187,499
Multifamily residential properties ...........       6,986,855        3,761,194
Non-farm nonresidential properties ...........     139,267,286      136,691,677
Other real estate loans ......................       3,077,618        3,210,755
Commercial and industrial, non-real estate ...      50,556,004       45,229,728
Consumer .....................................         394,754          409,653
                                                 -------------    -------------
   Total loans ...............................     296,980,107      268,531,801
   Less allowance for loans losses ...........      (3,275,000)      (3,000,000)
   Net deferred loan fees ....................        (514,958)        (498,388)
                                                 -------------    -------------
                                                 $ 293,190,149    $ 265,033,413
                                                 =============    =============

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

The activity in the allowance for loan losses for 2006, 2005, and 2004 is summarized as follows:

                                                    December 31,
                                                    ------------
                                          2006          2005           2004
                                          ----          ----           ----
Balance, beginning of year ........   $ 3,000,000    $ 2,900,000    $ 2,600,000
Provision charged to operations ...       949,930        561,086        705,522
Loan charge-offs ..................      (778,107)      (479,789)      (421,448)
Loan recoveries ...................       103,177         18,703         15,926
                                      -----------    -----------    -----------
Balance, end of year ..............   $ 3,275,000    $ 3,000,000    $ 2,900,000
                                      ===========    ===========    ===========

At December 31, 2006 and 2005, nonaccrual loans amounted to $1,756,803 and $1,892,763, respectively. The Company evaluates impairment of commercial loans on an individual loan basis. As of December 31, 2006 and 2005 loans individually evaluated and considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", were immaterial.

At December 31, 2006, the Company had loans outstanding to officers, directors, and their related interests of $4,686,954. During 2006, directors, officers, and their related interests borrowed $6,241,362 and repaid $4,672,432. At December 31, 2005, the Company had loans outstanding to officers, directors, and their related interests of $3,118,024. During 2005, directors, officers, and their related interests borrowed $1,391,840 and repaid $2,319,133.

In the normal course of business there are outstanding commitments for the extension of credit, which are not reflected in the financial statements. At December 31, 2006 and 2005, pre-approved but unused lines of credit for loans totaled approximately $50,964,000 and $40,616,000, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $6,104,000 and $2,442,000 at December 31, 2006 and 2005, respectively. The
Company also had $4,702,415 in outstanding variable rate commercial loan commitments at December 31, 2006. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations. The fair value of these standby letters of credit is based on fees currently charged for similar instruments and is immaterial to the financial statements taken as a whole.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 5 -  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

                                                            December 31,
                                                            ------------
                                                     2006                2005
                                                     ----                ----
Land .....................................       $   407,012        $   431,412
Buildings ................................         4,417,777          4,326,450
Leasehold improvements ...................           695,274            667,474
Furniture and equipment ..................         1,953,899          1,638,855
                                                 -----------        -----------
                                                   7,473,962          7,064,191
Less accumulated depreciation ............        (2,183,797)        (1,775,713)
                                                 -----------        -----------
                                                 $ 5,290,165        $ 5,288,478
                                                 ===========        ===========

Depreciation expense for the years ended 2006, 2005, and 2004 was $419,335, $381,456 and $432,071, respectively.


NOTE 6 - DEPOSITS

A summary of deposit accounts at December 31, 2006 and 2005 follows:

                                                           December 31,
                                                           ------------
                                                    2006                  2005
                                                    ----                  ----
Demand
   Non-interest bearing ..............         $ 16,037,824         $ 13,820,544
   Interest bearing ..................           28,764,470           34,496,978
Savings ..............................           62,103,260           45,783,692
Time, $100,000 and over ..............           74,479,216           53,795,608
Other ................................          126,672,169          117,828,151
                                               ------------         ------------
                                               $308,056,939         $265,724,973
                                               ============         ============

At December 31, 2006, the scheduled maturities of time deposits are as follows:

     2007                                             $  187,243,870
     2008                                                  7,345,951
     2009                                                  6,379,354
     2010                                                    182,210
                                                      --------------
                                                      $  201,151,385
                                                      ==============

Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1,308,545 and $906,178 at December 31, 2006 and 2005, respectively.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 7 - RETAIL REPURCHASE AGREEMENTS

Information   concerning  securities  sold  under  agreement  to  repurchase  is summarized as follows for the year ended December 31, 2006 and 2005:

                                                         2006            2005
                                                         ----            ----
Average balance during the year .................     $4,120,047     $4,706,156
Average interest rate during the year ...........           4.21%          2.66%
Maximum month-end balance during the year .......      5,611,994      6,413,256

U.S. government agency and government sponsored enterprises securities with a book value of $5,018,415 and a market value of $4,963,172 at December 31, 2006 are used as collateral for the agreement.


NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds consists of advances from the FHLB and treasury, tax and loan accounts.

Advances from the FHLB consisted of the following at December 31, 2006 and 2005:

                                         Interest      2006            2005
         Description                       Rate       Balance         Balance
                                           ----       -------         -------
    Fixed rate advances maturing:
       February 15, 2011 .............    4.46%      $      -      $ 5,000,000
       March 21, 2011 ................    4.62%             -        5,000,000
    Daily rate advances ..............    4.44%             -        5,000,000
                                                     --------      -----------
                                                     $      -      $15,000,000
                                                     ========      ===========


Scheduled principal reductions of FHLB fixed rate advances are all in 2011. In 2006, the FHLB exercised a call option on the borrowings, therefore retiring the advances without penalty. The Company utilized excess deposits to repay the advances.

As collateral for all outstanding advances, the Company pledges its qualifying first mortgage loans as well as FHLB stock held by the Company.

Treasury, tax and loan accounts with balances of $286,710 and $297,615 at December 31, 2006 and 2005, respectively are also included in other borrowed funds. These borrowings bear interest at the federal funds rate less 25 basis points.

At December 31, 2006, the Bank had $12,000,000 of unused lines of credit to purchase federal funds from banks.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 9 - SUBORDINATED DEBT

In January 2004, the Company formed a wholly-owned Delaware statutory business trust, FSBS Capital Trust I (the "Trust"), which issued $5,000,000 of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier I capital. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase from the Company
$5,155,000 of junior subordinated debentures of the Company which carry a variable interest rate of 3 Month LIBOR plus 2.8 percent per annum. The junior subordinated debentures represent the sole asset of the Trust. In accordance with FIN No. 46 R, the Trust is not consolidated with the financial statements of the Company.

The Company has entered into contractual arrangements which, taken collectively, fully guarantee payment of (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust , and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which it is subject.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the tables below.

                                                                                                                To Be Well-
                                                                                                              Capitalized Under
                                                                              For Capital                     Prompt Corrective
The Company                                                  Actual         Adequacy Purposes                 Action Provisions
                                                             ------         -----------------                 -----------------
                                                     Amount           Ratio       Amount          Ratio      Amount        Ratio
                                                     ------           -----       ------          -----      ------        -----
December 31, 2006
  Total capital (to risk-weighted assets) .....  $ 44,230,000         14.79%     $23,930,000      8.00%         N/A         N/A
  Tier 1 capital (to risk-weighted assets) ....    41,055,000         13.72%      11,965,000      4.00%         N/A         N/A
  Tier 1 capital (to average assets) ..........    41,055,000         11.73%      14,003,000      4.00%         N/A         N/A
December 31, 2005
  Total capital (to risk-weighted assets) .....  $ 38,985,000         14.46%     $21,563,000      8.00%         N/A         N/A
  Tier 1 capital (to risk-weighted assets) ....    35,985,000         13.35%      10,782,000      4.00%         N/A         N/A
  Tier 1 capital (to average assets) ..........    35,985,000         11.13%      12,928,000      4.00%         N/A         N/A

The Bank
December 31, 2006
  Total capital (to risk-weighted assets) .....  $ 42,536,000         14.22%     $23,930,000      8.00%  $29,913,000     10.00%
  Tier 1 capital (to risk-weighted assets) ....    34,361,000         11.49%      11,965,000      4.00%   14,956,000      6.00%
  Tier 1 capital (to average assets) ..........    34,361,000          9.82%      14,003,000      4.00%   17,503,000      5.00%
December 31, 2005
  Total capital (to risk-weighted assets) .....  $ 37,660,000         13.98%     $21,551,000      8.00%  $26,938,000     10.00%
  Tier 1 capital (to risk-weighted assets) ....    29,760,000         11.05%      10,775,000      4.00%   16,163,000      6.00%
  Tier 1 capital (to average assets) ..........    29,760,000          9.21%      12,924,000      4.00%   16,155,000      5.00%


NOTE 11 - INCOME TAXES

The provision for income taxes is summarized below:

                                                                                               December 31,
                                                                                               ------------
                                                                        2006                       2005                      2004
                                                                        ----                       ----                      ----
Currently payable
   Federal ...........................................              $ 2,497,810               $ 1,784,300               $ 1,556,000
   State .............................................                  215,344                   162,000                   144,000
                                                                    -----------               -----------               -----------
                                                                      2,713,154                 1,946,300                 1,700,000
Deferred
   Federal ...........................................                 (106,248)                  (22,798)                 (122,928)
   State .............................................                       94                    (1,202)                   78,928
                                                                    -----------               -----------               -----------
                                                                       (106,154)                  (24,000)                  (44,000)
                                                                    -----------               -----------               -----------
      Total income taxes .............................              $ 2,607,000               $ 1,922,300               $ 1,656,000
                                                                    ===========               ===========               ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                                                                       December 31,
                                                                                                       ------------
                                                                                       2006               2005               2004
                                                                                       ----               ----               ----
Statutory rates ...........................................................            34.0%              34.0%              34.0%
Increase (decrease) resulting from:
   State taxes, net of federal benefit ....................................             2.0                3.1                2.0
   Effect of taxes exempt interest and dividends ..........................               -               (0.2)              (0.6)
   Life insurance .........................................................            (0.2)              (0.4)              (0.7)
   Other, net .............................................................            (0.5)              (0.4)               0.9
                                                                                       ----               ----               ----
                                                                                       36.3%              36.1%              35.6%
                                                                                       ====               ====               ====

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                           December 31,
                                                           ------------
                                                     2006                2005
                                                     ----                ----
Deferred tax assets
   Allowance for loan losses .............       $   960,697        $   910,861
   Available-for-sale securities .........            61,213            107,439
   Other .................................           142,156            118,031
                                                 -----------        -----------
      Gross deferred tax assets ..........         1,164,066          1,136,331
      Less valuation allowance ...........                 -                  -
                                                 -----------        -----------
      Net deferred tax assets ............         1,164,066          1,136,331
Deferred tax liabilities
   Depreciation ..........................          (118,959)          (144,172)
   Deferred loan cost ....................          (194,251)          (199,573)
   Prepaid expenses ......................           (18,839)           (20,591)
                                                 -----------        -----------
      Gross deferred liabilities .........          (332,049)          (364,336)
                                                 -----------        -----------
         Net .............................       $   832,017        $   771,995
                                                 ===========        ===========

NOTE 12 - COMMITMENTS AND CONTINGENCIES
The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2006, are as follows:

      2007                                               $     196,950
      2008                                                     171,921
      2009                                                     123,438
      2010                                                      47,804
      2011                                                      38,974
      2012 and thereafter                                       94,187
                                                         -------------
                                                         $     673,274
                                                         =============

Total lease expense was $215,972, $152,843 and $177,672 for 2006, 2005 and 2004,
respectively.
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the disposition of these claims will not have a material adverse impact on the financial position or results of operations of the Company.

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

401(k) Plan - All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6 percent of compensation, the Company makes a 100 percent matching contribution. Expense related to this plan was $164,350, $124,479 and $117,509 in 2006, 2005 and 2004, respectively.

Salary Continuation Plan - During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $273,090 and $221,506 at December 31, 2006 and 2005, respectively.

NOTE 15 - STOCK OPTIONS

The Company has issued incentive stock options to certain officers and employees.

The following is a summary of stock option activity and related information for the years ended December 31, 2006, 2005 and 2004:

                                                                  2006                      2005                       2004
                                                                  ----                      ----                       ----
                                                                       Weighted                  Weighted                   Weighted
                                                                        Average                   Average                    Average
                                                                       Exercise                  Exercise                   Exercise
                                                         Options         Price      Options        Price       Options        Price
                                                         -------         -----      -------        -----       -------        -----
Outstanding at beginning of year ....................     146,649   $     14.18      222,694   $     9.38       213,280  $     10.57
Granted .............................................           -             -       26,165        26.33         9,954        28.79
Forfeited ...........................................        (120)        26.25      (20,665)       17.56             -            -
Exercised ...........................................     (55,041)         7.76      (81,545)        9.61          (540)        6.11
                                                           ------   -----------      -------   ----------       -------  -----------
Outstanding at end of year ..........................      91,488   $     18.03      146,649   $    14.18       222,694  $     11.39
                                                           ======   ===========      =======   ==========       =======  ===========
Exercisable, end of period ..........................      91,488   $     18.03      146,649   $    14.18       168,995  $      9.38
                                                           ======   ===========      =======   ==========       =======  ===========
Weighted average fair value
   of options granted ...............................               $         -                $    17.35                $     18.93
                                                                    ===========                ==========                ===========

Exercise prices for options outstanding as of December 31, 2006 and 2005 ranged from $6.11 to $29.17. The weighted average remaining contractual life of those options is approximately 3.5 years at December 31, 2006 and 4.7 years at December 31, 2005.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $0, $862,895 and $206,945, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,091,134, $1,880,381 and $12,452, respectively.

As of December 31, 2006 all options outstanding were exercisable. The aggregate intrinsic value of these options was $842,977.

On May 5, 2006, the Company declared a six for five stock split for a total of 350,053 shares. All share and per share data has been retroactively restated to give effect to the common stock split.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are as follows:

                                                                                             December 31,
                                                                                             ------------
(Dollars in thousands)                                                          2006                                2005
                                                                                ----                                ----
                                                                    Carrying         Estimated            Carrying        Estimated
                                                                     Amount          Fair Value            Amount         Fair Value
                                                                     ------          ----------            ------         ----------
Financial assets
   Cash and cash equivalents ...........................           $ 15,682           $ 15,682           $ 18,532           $ 18,532
Securities
   Available-for-sale ..................................             23,293             23,293             23,366             23,366
   Held-for-investment .................................              9,902             10,701              7,264              7,427
   Loans ...............................................            293,190            293,842            265,033            264,792
Financial liabilities
   Deposits ............................................            308,057            308,157            265,725            266,283
   Retail repurchase agreements ........................              2,171              4,124              5,740              5,710
   Other borrowed funds ................................                287                287             15,298             14,740
   Subordinated debt ...................................              5,155              5,155              5,155              5,155

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 17 - EARNINGS PER COMMON SHARE (EPS)

The reconciliation of the numerators and denominators of the earnings per common share and diluted EPS computation follows. All share and per share data have been retroactively restated for all common stock splits.

                                                                                    Income             Shares              Per Share
December 31, 2006                                                                 (Numerator)        (Denominator)           Amount
                                                                                  -----------        -------------           ------
Earnings per common share:
   Income available to common stockholders ...........................            $4,580,804             2,120,320          $  2.16
   Dilutive effect of stock options ..................................                     -                52,436            (0.05)
                                                                                  ----------             ---------          -------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $4,580,804             2,172,756          $  2.11
                                                                                  ==========             =========          =======
December 31, 2005 Earnings per common share:
   Income available to common stockholders ...........................            $3,400,004             2,071,014          $  1.64
   Dilutive effect of stock options ..................................                     -                85,648            (0.06)
                                                                                  ----------             ---------          -------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $3,400,004             2,156,662          $  1.58
                                                                                  ==========             =========          =======
December 31, 2004 Earnings per common share:
   Income available to common stockholders ...........................            $3,000,055             1,929,030          $  1.56
   Dilutive effect of stock options ..................................                     -               117,656            (0.09)
                                                                                  ----------             ---------          -------
Diluted EPS:
   Income available to common stockholders
      and assumed conversions ........................................            $3,000,055             2,046,686          $  1.47
                                                                                  ==========             =========          =======

Options to purchase 5,690 shares of common stock at $29.17 per share were not included in the computation of diluted earnings per share for 2006 because the options' exercise price was greater than the average market price of common shares.

Options to purchase 360 shares of common stock at $27.08 per share, options to purchase 9,965 shares of common stock at $27.50 per share, and 5,690 shares at $29.17 were not included in the computation of diluted earnings per share for 2005 because the options' exercise price was greater than the average market price of common shares.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to First South Bancorp, Inc. is as follows:

                                 Balance Sheets

                                                                                                   December 31,
                                                                                                   ------------
                                                                                    2006               2005                2004
                                                                                    ----               ----                ----
Assets
  Cash ..............................................................          $ 1,751,886          $ 1,324,644          $   540,866
  Investment in Trust (Note 9) ......................................              155,000              155,000              155,000
  Investment in common stock of the Bank ............................           34,261,118           29,584,893           26,321,326
  Due from the Bank .................................................            4,900,000            4,900,000            4,900,000
  Debt issuance costs ...............................................               41,667               61,668               81,665
                                                                               -----------          -----------          -----------
      Total assets ..................................................          $41,109,671          $36,026,205          $31,998,857
                                                                               ===========          ===========          ===========

Liabilities and Stockholders' Equity
  Due to Trust (Note 9) .............................................          $ 5,155,000          $ 5,155,000          $ 5,155,000
  Shareholders' equity ..............................................           35,954,671           30,871,205           26,843,857
                                                                               -----------          -----------          -----------
      Total liabilities and stockholders' equity ....................          $41,109,671          $36,026,205          $31,998,857
                                                                               ===========          ===========          ===========


                            Statements of Operations

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                     2006               2005                2004
                                                                                     ----               ----                ----

Operating income .......................................................        $   402,229         $   311,450         $   201,211
Expense ................................................................            422,229             331,493             219,544
                                                                                -----------         -----------         -----------
Loss before equity in undistributed net income of the Bank .............            (20,000)            (20,043)            (18,333)
Equity in undistributed net income of the Bank .........................          4,600,804           3,420,047           3,018,388
                                                                                -----------         -----------         -----------
      Net income .......................................................        $ 4,580,804         $ 3,400,004         $ 3,000,055
                                                                                ===========         ===========         ===========

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                            Statements of Cash Flows

                                                                                         For the years ended December 31,
                                                                                         --------------------------------
                                                                                  2006                2005                  2004
                                                                                  ----                ----                  ----
Operating Activities
  Net income .....................................................         $  4,580,804          $  3,400,004          $  3,000,055
  Equity in undistributed income of
     the Bank ....................................................           (4,600,804)           (3,420,047)           (3,018,388)
  Net change in other assets .....................................               20,000                20,043               (81,668)
                                                                           ------------          ------------          ------------
       Net cash provided by operating activities .................                    -                     -              (100,001)
                                                                           ------------          ------------          ------------
Investing Activities
  Investment in Trust (Note 9) ...................................                    -                     -              (155,000)
  Advances to the Bank ...........................................                    -                     -            (4,900,000)
                                                                           ------------          ------------          ------------
       Net cash used in investing  activities ....................                    -                     -            (5,055,000)
                                                                           ------------          ------------          ------------
Financing Activities
  Proceeds from stock option exercise ............................              427,242               783,778                 3,300
  Proceeds from issuance of long-term debt .......................                    -                     -             5,155,000
  Proceeds from issuance of common stock .........................                    -                     -             7,482,067
                                                                           ------------          ------------          ------------
       Net cash provided by financing activities .................              427,242               783,778            12,640,367
                                                                           ------------          ------------          ------------
       Net increase in cash and cash equivalents .................              427,242               783,778               485,366
Cash and cash equivalents, beginning of year .....................            1,324,644               540,866                55,500
                                                                           ------------          ------------          ------------
Cash and cash equivalents, end of year ...........................         $  1,751,886          $  1,324,644          $    540,866
                                                                           ============          ============          ============


NOTE 19 - SUBSEQUENT EVENTS

In November 2006, the Bank entered into an agreement to purchase property to serve as a future branch site. The purchase is expected to close in March 2007 for approximately $1.1 million.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable

Item 9A. Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

        No   disclosure   is   currently   required   under   17   C.F.R.Section
228.308(a)or(b).

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

         On November 22, 2006, the Company entered into an agreement to purchase a 7,650 square foot building and .97 acre parcel of land in Greenville, South Carolina for a branch office from Church and Hampton, LLC for $1.1 million. The transaction was closed on March 26, 2007.

                                    PART III

Item 10.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company
- Directors" and "Management of the Company - Executive Officers", "Committees of the Board of Directors-Audit Committee", and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2007 Annual Meeting of Shareholders (the "2007 Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert", as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

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

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation," in the 2007 Proxy Statement is incorporated herein by reference; provided, however, the "Compensation Committee Report" shall be deemed to be furnished and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement is incorporated herein by reference.

                                                                         Equity Compensation Plan Information

                                                                 (a)                        (b)                     (c)
                                                                                                           Number of securities
                                                                                                           remaining available
                                                                                                           for future issuance
                                                                                                           under equity
                                                      Number of securities to     Weighted-average         compensation plans
                                                      be issued upon exercise     exercise price of        (excluding securities
                                                      of outstanding options,     outstanding options,     reflected in column
                                                      warrants, and rights        warrants, and rights     (a)
                                                      --------------------        --------------------     ----------------------

Plan category
---------------
Equity compensation plans
approved by security holders ...........................       91,488                      $   18.03                   420,000

Equity compensation plans
not approved by security  holders ......................            -                           -                            -
                                                              -------                      ------                      -------


Total ..................................................       91,488                      $   18.03                   420,000


Item 13. Certain  Relationships  and Related  Transactions.

         The information set forth under the captions "Governance Matters - Director Independence" and "Certain Relationships and Related Transactions" in the 2007 Proxy Statement is incorporated herein by reference. Members of our Audit Committee and Compensation Committee are all independent under NASDAQ Global Marketplace Rules. The entire Board serves as Nominating Committee, and all Board members are not independent under such rules.

Item 14. Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accounts-Fees Paid to Independent Auditors" and Audit Committee Pre-approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2007 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(1) Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets Consolidated Statements of Income Consolidated Statements of Changes in Stockholder' Equity Consolidated Statements of Cash Flows Notes to Financial Statements

(2)      Financial Statement Schedules - None

(3)      Description of Exhibits.

Exhibit No.                Description

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2           Form of  Option  Agreements  with  Barry L.  Slider,  dated as of
               December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4           Form of Salary  Continuation  Agreements with Barry L. Slider and
               V. Lewis Shuler dated November 19, 1999 (2)
10.5           Amended  and  Restated   Declaration   of  the  Trust  among  the
               Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank,
               National Association,  Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of January 30, 2004. (4)
10.7           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of January 30, 2004. (4)
10.8           Registrant's Junior Subordinated Debt Security Due 2034. (4)
10.9           First South Bancorp, Inc., Incentive Stock Option Plan (5)
10.10          Contract between Church and Hampton, LLC and First South Bank for purchase of real property
21             Subsidiaries of Registrant (3)
23             Consent of Independent Registered Public Accounting Firm
31.1           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Executive
               Officer
31.2           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Financial
               Officer
32             Section 1350 Certifications
--------------
(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.
(5) Incorporated by reference to Exhibit 4.2 to Registrant's registration statement on Form S-8, Registration No. 333-128522

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First South Bancorp, Inc.


March 30, 2007                     By: s/Barry L. Slider
                                      ------------------------------------------
                                         Barry L. Slider
                                         President and Chief Executive Officer


                                   By: s/V. Lewis Shuler
                                      ------------------------------------------
                                         V. Lewis Shuler
                                         Executive Vice President & Chief
                                            Financial Officer
                                         (Principal Financial and Principal
                                          Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                Title                                              Date
---------                                -----                                              ----

--------------------------               Director                                           March 21, 2007
Harold E. Fleming, M.D.


--------------------------               Director                                           March 21, 2007
Joel C. Griffin

s/Roger A. F. Habisreutinger
--------------------------               Chairman, Director                                 March 30, 2007
Roger A. F. Habisreutinger


--------------------------               Director                                           March 21, 2007
Herman E. Ratchford

s/Chandrakant V. Shanbhag
--------------------------               Director                                           March 30, 2007
Chandrakant V. Shanbhag

s/Barry L. Slider
--------------------------               President, Chief Executive Officer, Director       March 30, 2007
Barry L. Slider

s/David G. White
--------------------------               Director                                           March 30, 2007
David G. White

                                 EXHIBIT INDEX


3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2           Form of  Option  Agreements  with  Barry L.  Slider,  dated as of
               December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4           Form of Salary  Continuation  Agreements with Barry L. Slider and
               V. Lewis Shuler dated November 19, 1999 (2)
10.5           Amended  and  Restated   Declaration   of  the  Trust  among  the
               Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank,
               National Association,  Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of January 30, 2004. (4)
10.7           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of January 30, 2004. (4)
10.8           Registrant's Junior Subordinated Debt Security Due 2034. (4)
10.9           First South Bancorp, Inc., Incentive Stock Option Plan (5)
10.10          Contract between Church and Hampton, LLC and First South Bank for purchase of real property
21             Subsidiaries of Registrant (3)
23             Consent of Independent Registered Public Accounting Firm
31.1           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Executive
               Officer
31.2           Rule  13a-14(a) /  15d-14(a)  Certifications  of Chief  Financial
               Officer
32             Section 1350 Certifications
--------------
(1)  Incorporated by reference to Form 8-A filed November 12, 1999
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.
(5) Incorporated by reference to Exhibit 4.2 to Registrant's registration statement on Form S-8, Registration No. 333-128522