Form 10-Q
period 2007-03-31
FIRST SOUTH BANCORP INC
filed 2007-05-15
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practical date: Common Stock, no par value, 2,160,038 shares outstanding on May 5, 2007.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

      Item 1.  Financial Statements

              Consolidated Balance Sheets.....................................3

              Consolidated Statements of Income    ...........................4

              Consolidated Statements of Comprehensive Income.................5

              Consolidated Statements of Cash Flows...........................6

              Notes to Unaudited Consolidated Financial Statements..........7-9


      Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................9-21

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk....22

      Item 4.  Controls and Procedures.......................................22


Part II- OTHER INFORMATION

      Item 6.  Exhibits......................................................23

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                     FIRST SOUTH BANCORP, INC AND SUBSIDIARY

                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                                 (Unaudited)
                                                                                                   March 31,               Dec. 31,
                                                                                                     2007                    2006
                                                                                                     ----                    ----
Assets
Cash & due from banks ............................................................               $   4,609                $   5,032
Due from banks - interest bearing ................................................                   1,035                   10,650
Investment securities:
    Securities held to maturity ..................................................                   9,827                    9,902
    Securities available for sale ................................................                  23,679                   23,293
Loans ............................................................................                 303,436                  296,465
      Less, allowance for loan losses ............................................                  (3,350)                  (3,275)
                                                                                                 ---------                ---------
Loans - net ......................................................................                 300,086                  293,190
Property & equipment, net ........................................................                   6,381                    5,290
Investment in FSBS Capital Trust .................................................                     155                      155
Other assets .....................................................................                   5,639                    5,911
                                                                                                 ---------                ---------
Total assets .....................................................................               $ 351,411                $ 353,423
                                                                                                 =========                =========

Liabilities

Deposits:
      Noninterest-bearing ........................................................               $  14,213                $  16,038
      Interest-bearing ...........................................................                 282,091                  292,019
                                                                                                 ---------                ---------
    Total deposits ...............................................................                 296,304                  308,057

Securities sold under repurchase agreements ......................................                   1,019                    2,171
Other borrowed funds .............................................................                  10,000                        -
Demand notes issued to the U.S. Treasury .........................................                     197                      287
Subordinated debt ................................................................                   5,155                    5,155
Other liabilities ................................................................                   1,910                    1,798
                                                                                                 ---------                ---------
    Total liabilities ............................................................                 314,585                  317,468

Shareholders' equity

Common stock - no par value; 30,000,000 authorized,
Outstanding 2,155,538 and 2,155,538, respectively ................................                       -                        -
Paid-in capital ..................................................................                  19,849                   19,849
Retained earnings ................................................................                  17,031                   16,206
Accumulated other comprehensive (loss) ...........................................                     (54)                    (100)
                                                                                                 ---------                ---------
Total shareholders' equity .......................................................                  36,826                   35,955

Total liabilities and shareholders' equity .......................................               $ 351,411                $ 353,423
                                                                                                 =========                =========

 See notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Income


                                                               (Unaudited)
                                                            Three Months ended,
                                                                  March 31
                                                                  --------
                                                              2007        2006
                                                              ----        ----
                                                          (Dollars in thousands,
                                                            except per share)
Interest income
               Loans, including fees ...................    $ 6,754     $ 6,126
               Investment securities ...................        427         356
               Interest bearing deposits ...............         42         127
                                                            -------     -------

               Total interest income ...................      7,223       6,609
Interest expense
               Deposits and borrowings .................      3,647       2,794
                                                            -------     -------

Net interest income ....................................      3,576       3,815
               Provision for loan losses ...............       (440)       (315)
                                                            -------     -------
Net interest income after provision ....................      3,136       3,500

Noninterest income
               Service charges on deposit accounts .....         55          63
               Other income ............................        218         101
                                                            -------     -------
               Total noninterest income ................        273         164
                                                            -------     -------

Noninterest expense
               Salaries and benefits ...................      1,303       1,099
               Occupancy and equipment .................        245         208
               Other expense ...........................        566         458
                                                            -------     -------
               Total noninterest expense ...............      2,114       1,765
                                                            -------     -------

Income before income taxes .............................      1,295       1,899
               Provision for income taxes ..............        470         685
                                                            -------     -------

Net income .............................................    $   825     $ 1,214
                                                            =======     =======

Basic per share earnings ...............................    $  0.38     $  0.58

Diluted earnings per share .............................    $  0.38     $  0.56



 See notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                          (Dollar amounts in thousands)



                                                                (Unaudited)
                                                            Three Months ended
                                                                 March 31,
                                                                 ---------
                                                            2007          2006
                                                            ----          ----
Net Income .........................................      $   825       $ 1,214

Other comprehensive income (loss):

Change in unrealized holdings gains &
    losses on available for sale securities ........           74           (65)

Income tax (expense) benefit on other
    comprehensive income (loss) ....................          (28)           25
                                                          -------       -------

Total other comprehensive income (loss) ............           46           (40)
                                                          -------       -------

Comprehensive income ...............................      $   871       $ 1,174
                                                          =======       =======







  See notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)


                                                                                                                 (Unaudited)
                                                                                                              Three Months ended,
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                           2007              2006
                                                                                                           ----              ----

Operating Activities
Net income .....................................................................................         $    825          $  1,214

Adjustments to reconcile net income to net cash provided by operating activities
                 Provision for loan losses .....................................................              440               315
                 Depreciation ..................................................................              105               104
                 Net amortization of securities ................................................                4                 4
                 Increase in cash surrender value of life insurance ............................               (8)               (8)
                 Increase  (decrease) in other assets ..........................................              386              (464)
                 Increase in accrued expenses and other liabilities ............................              112               184
                                                                                                         --------          --------

Net cash provided by operating activities ......................................................            1,864             1,349
                                                                                                         --------          --------


Investing Activities
                 Purchase of securities available for sale .....................................                -            (4,500)
                 Sale(Purchase) of restricted FHLB stock .......................................             (345)              168
                 Proceeds from MBS principal paydowns ..........................................              110               167
                 Proceeds from matured available for sale securities ...........................                -             2,000
                 Origination of loans, net of principal collected ..............................           (7,475)          (19,501)
                 Purchase of premises and equipment ............................................           (1,197)             (262)
                                                                                                         --------          --------

Net cash used in investing activities ..........................................................           (8,907)          (21,928)
                                                                                                         --------          --------

Financing Activities
                 Net increase (decrease)  in deposits ..........................................          (11,752)           32,535
                 Net decrease in retail repurchase agreements ..................................           (1,153)           (1,216)
                 Net increase  (decrease) in other borrowings ..................................            9,910            (5,088)
                                                                                                         --------          --------

Net cash (used in) provided by financing activities ............................................           (2,995)           26,231
                                                                                                         --------          --------

Net (decrease) increase in cash and cash equivalents ...........................................          (10,038)            5,652

Cash and cash equivalents, beginning ...........................................................           15,682            18,532
                                                                                                         --------          --------

Cash and cash equivalents, ending ..............................................................         $  5,644          $ 24,184
                                                                                                         ========          ========

 See notes to consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31,2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, please refer to the financial statements and footnotes thereto for First South Bancorp's, Inc. (the "Company") and the Company's wholly owned subsidiary, First South Bank's (the"Bank")fiscal year ended December 31, 2006, contained in the Company's 2006 Annual Report on Form 10-K.

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

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Note 2 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,155,538 and 2,100,497, respectively.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank prior to 2006. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2007 and 2006 (Dollars in thousands, except share and per share data):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                        2007             2006
                                                        ----             ----

Net Income ...................................       $      825       $    1,214

Weighted average outstanding shares ..........        2,155,538        2,100,497

Dilutive effect of stock options .............           32,419           71,098
                                                     ----------       ----------

Weighted average diluted shares ..............        2,187,957        2,171,595

Diluted earnings per
share ........................................       $     0.38       $     0.56


Note 3 - Impact of Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The impact of SFAS No. 156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of SFAS No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007. The impact of the adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which enhances existing guidance for measuring assets and liabilities

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

During the first quarter of 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose and measure many financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position and results of operations.

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF Issue 06-4"). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.

Note 4 - Other Borrowed Funds

Other borrowed funds consisted of a $10 million daily rate advance from the Federal Home Loan Bank.

Note 5 - Subsequent Events

At the April 18, 2007 meeting of the Board of Directors of First South Bancorp, Inc., the Board considered and approved a deferred compensation plan for certain members of management. This plan was approved to replace certain benefits which would have been awarded under the First South Bancorp, Inc. 2005 Stock Option Plan.

The cash benefits in lieu of stock options provision of the First South Bancorp, Inc. Deferred Compensation Plan requires that the benefits, if awarded, be accrued and paid out each year. Though the cash benefits awarded under the First South Bancorp, Inc. Deferred Compensation Plan are tied to the Company's stock price, there is no dilutive effect to the Company's shareholders.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein and in the Company's 2006 annual report on Form 10-K. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

Forward Looking Statements

         Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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


RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2006.

Net Income

For the first three months of 2007, the Company earned a net income of approximately $825 thousand, or $ .38 per diluted share, compared to approximately $1.214 million, or $ .56 per diluted share, for the same period in 2006. Earnings per share decreased by 32.1%. The decrease in net income of 32.0% is attributed to several factors including a 6.3% decrease in net interest income from $3.8 million during the first three months in 2006 to $3.6 million during the same period in 2007. The provision for loan losses increased from $315 thousand in the first quarter of 2006 to $440 thousand during the same period in 2007. Noninterest income increased 66.5% from $164 thousand in 2006 to $273 thousand during the first three months of 2007. The increase of $109 thousand resulted from a $117 thousand increase in other income, of which $113 thousand was an increase in the gain from the sale of bank owned assets, offset by a $8 thousand decline in investment brokerage service fees. Noninterest expense experienced a 19.8% increase from $1.8 million in the first quarter of 2006 to $2.1 million in the same period in 2007. This increase was primarily attributed to the increase in salaries and benefits expense of $204 thousand and an increase in other expenses of $108 from the first quarter of 2006. With the total number of full-time equivalent employees increasing by 5 in 2007 from 2006, 66 versus 61, respectively, the increased personnel expense is primarily attributable to the increase in the number of employees in 2007 as compared to the same period in 2006. The increase in other expenses in the first three months of 2007 as compared to the first three months of 2006 is primarily the result of a $78 thousand increase in the loss on sale of bank owned assets.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first quarter of 2007 were 0.96% and 9.14%, respectively.

Table One
                                                     Selected Earnings Ratios
                                                    at or for the Quarter Ending
                                                             March 31,
                                                             ---------
                                                        2007            2006
                                                        ----            ----
Return on Average Assets ......................         0.96%          1.45%

Return on Average Equity ......................         9.14%         15.49%

Average Shareholders' Equity
  as a Percentage of Average Assets ...........        10.47%          9.34%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of the Company's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest-bearing liabilities, primarily deposits. Net interest income for the first three months of 2007 decreased from that of the same period in 2006 by $239 thousand, or 6.3%. This decrease can be largely attributed to the change in the economic environment between the first quarter of 2006 and 2007. During the first quarter of 2006, interest rates were rising and the Company's earning assets were repricing more rapidly than interest-bearing liabilities. During the first quarter of 2007 when interest rates were stable, the repricing frequency of interest-bearing liabilities, especially in the area of time deposits, exceeded that of earning assets. The extent to which the earnings in 2007 were negatively impacted by the change in the economic environment between the two first quarter periods is shown in Table Two. The average yield on earning assets increased in 2007 over that of 2006 by 47 basis points (8.68% - 8.21%), while the cost of interest-bearing liabilities between the two periods increased 105 basis points (4.96% - 3.91%). However, some of the negative effect of the change in the economic environment between the periods was offset by changes in the Company's balance sheet. The increase in average earning assets of $11.1 million in the first quarter as compared to the same period in 2006 exceeded the $8.5 million increase in interest-bearing liabilities by $2.6 million. The net effect of these combined changes between the two first quarter periods resulted in a 58 basis point (3.72% - 4.30%) decrease in the interest spread from 2006 to 2007.

In addition to the effect on net interest income of changes in the economic environment between comparative periods is the increased competition which has recently occurred in each of the Company's market areas. New community banks and new branch offices of older banks in the Spartanburg, Columbia, and Bluffton areas of South Carolina have increased the interest expense of interest-bearing liabilities and reduced the interest income of loans. The most notable evidence of the effect of this competition on the Company's consolidated balance sheet is demonstrated in the change from December 31, 2006, to March 31, 2007, in the level of interest-bearing deposits, a decline of $9.9 million, and the increase of $10 million in other borrowed funds on a variable rate (daily rate) credit basis from the FHLB of Atlanta of which the Bank is a member. The Company opted to allow higher cost funding sources, principally time deposits, to flow out and be replaced with lower cost Federal Home Loan Bank advances.


Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three month periods ended March 31, 2007 and 2006.


Table Two                                                    Net Interest Income and Average Balance Analysis
                                                                   for the Three Months Ended March 31,
                                                                              2007 and 2006
                                                                          (Amounts in thousands)

                                                                                               Interest                  Average
                                                                 Average Balance             Income/Expense           Yield/Cost (1)
Interest-Earning Assets                                        2007          2006         2007          2006          2007      2006
                                                               ----          ----         ----          ----          ----      ----

Int. Bearing Due from Banks ...........................    $   3,028      $  11,752      $      42    $     127       5.63%    4.38%
Investments ...........................................       33,306         32,706            427          356       5.20%    4.41%
Loans .................................................      301,111        281,887          6,754        6,126       9.10%    8.81%
                                                           ---------      ---------      ---------    ---------
Total Interest Earning Assets .........................      337,445        326,345          7,223        6,609       8.68%    8.21%

Non-interest-Earning Assets
Cash & Due From Banks .................................        4,584          6,391
Allowance for Loan Losses .............................       (3,321)        (3,102)
Investments: Fair Value ...............................         (184)          (282)
Premises & Equipment ..................................        5,358          5,338
Investment in unconsolidated subsidiary ...............          155            155
Interest Receivable & Other ...........................        5,614          5,618
                                                           ---------      ---------
Total Non-interest-Earning Assets .....................       12,206         14,118
                                                           ---------      ---------

TOTAL ASSETS ..........................................    $ 349,651      $ 340,463
                                                           ---------      ---------

Interest-Bearing Liabilities
NOW Accounts ..........................................    $  28,221      $  33,745      $     252    $     278       3.62%    3.34%
Money Market & Savings ................................       62,108         46,717            716          444       4.68%    3.85%
Time Deposits & IRAs ..................................      198,963        189,929          2,528        1,826       5.15%    3.90%

Fed Funds Purchased and Repurchase Agreements .........        1,515          4,147             17           39       4.55%    3.81%
Other Borrowed Funds ..................................        2,200         10,111             30          113       5.53%    4.53%
Subordinated Debt .....................................        5,155          5,000            102           93       8.02%    7.54%
Demand Notes Issued to Treasury .......................          152            164              2            1       5.34%    2.47%
                                                           ---------      ---------      ---------    ---------
Total Interest-Bearing Liabilities ....................      298,314        289,813          3,647        2,794       4.96%    3.91%

Non-interest-Bearing Liabilities
Demand Deposits .......................................       12,973         15,705
Interest Payable ......................................        1,125          1,001
Other Liabilities .....................................          630          1,898
                                                           ---------      ---------
Total Non-interest-Bearing Liabilities ................       14,728         18,604

Stockholders' Equity ..................................       36,609         32,046

TOTAL LIABILITIES & EQUITY ............................    $ 349,651      $ 340,463
                                                           ---------      ---------

Net Interest Income ...................................                                  $   3,576    $   3,815
                                                                                         ---------    ---------

  Net Yield on Earning Assets .........................                                                               4.30%    4.74%
  Interest Rate Spread ................................                                                               3.72%    4.30%

  (1) Annualized

Noninterest Income

Noninterest income for the first three months of 2007 increased $109 thousand, or 66.5%, from the $164 thousand amount recorded during the first three months in 2006. With income from two of the three general categories of noninterest income declining in the first quarter of 2007 from the same period in 2006, the net increase can be exclusively attributed to the increase in the remaining category shown in Table Three as Other Noninterest Income. This noninterest income category, which normally reflects a total of several individual noninterest income amounts which does not substantially vary in size from one period to another, can at times include any amounts received through the gain on the sale of bank owned assets. This was the case in the first quarter of 2007. Of the $142 thousand amount shown in the Other Noninterest Income total for 2007, $113 thousand, or 80%, of the total amount was derived from the sale of bank owned assets. As shown in Table Three, service charge income decreased by $8 thousand from $63 thousand during the first quarter of 2006 to $55 thousand during the same period in 2007. This decrease resulted primarily from the increase in 2007, as compared to that of the same period in 2006, of the earnings allowance interest rate which provided in a larger credit to business accounts as an offset against service charges determined through full account analysis. Of the $14 thousand decline in the total in 2007 from 2006 in the category of Commissions and Fees, the decline in mortgage loan fees of $8 thousand was the primary factor.

Table Three provides a three month 2007 to 2006 comparison of various categories of noninterest income.
  Table Three                                Summary of Total Noninterest Income
                                             for the Three Months Ended March 31
                                                        2007 and 2006
                                                    (Amounts in thousands)

                                                      2007                 2006
                                                      ----                 ----
  Service Charges on deposit
  accounts ......................................     $ 55                 $ 63
  Commissions & Fees ............................       76                   90
  Other Non-interest Income .....................      142                   11
                                                      ----                 ----
  Total .........................................     $273                 $164

Noninterest Expense

Noninterest expense for the first three months of 2007 increased by $349 thousand, or 19.8%, over the first three months total in 2006 of $1.8 million. The increase in salaries and employee benefits, and the increase in other noninterest expenses were the primary reasons for the overall increase in noninterest expense. Salaries and benefits increased 18.6% from the first three months 2006 total of $1.1 million. This increase was primarily the result of an increase in the number of employees from 61 to 66 during the period ending March 31, 2006 to March 31, 2007. Other noninterest expenses increased 23.6% from the first three months 2006 total of $458 thousand. This increase is primarily the result of an increase in loss on sale of bank owned assets of $78 thousand for the first three months of 2007 from the first three months of 2006.


Table Four provides a three month 2007 to three month 2006 comparison of the various categories of noninterest expense.

Table Four
                      Summary of Total Noninterest Expense
                       For the Three Months Ended March 31
                                  2007 and 2006
                             (Amounts in thousands)

                                                         2007             2006
                                                         ----             ----

Salaries & Employee Benefits .......................   $1,303           $1,099
Occupancy & Equipment ..............................      245              208
Other noninterest expense ..........................      566              458
                                                       ------           ------
Total ..............................................   $2,114           $1,765


Income Taxes

Provision for income taxes for the three months ended March 31, 2007 was $470 thousand as compared to $685 thousand in 2006 during the same period, a 31.5% decrease. This decrease was due to the overall decrease in income before taxes of $604 thousand, or 31.8%, in 2007 as compared to that of 2006.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2007, there were no purchases, maturities, or calls of investment portfolio holdings. As compared to the same period in 2006, the annual yield of the investment portfolio during the first quarter of 2007 increased by 79 basis points to 5.20% from 4.41%.

Table Five
                        Analysis of Investment Securities
                             (Amounts in thousands)


December 31, 2006                                       Available-for-Sale                     Held-for-Investment
                                                        ------------------                     -------------------
                                                Amortized Cost    Estimated Fair Value  Amortized Cost   Estimated Fair Value
                                                --------------    --------------------  --------------   --------------------
Due in one year or less .......................     $ 5,000             $ 4,961             $     -             $     -
Due from one to five years ....................       6,493               6,427               4,000               3,978
 Due from five to 10 years ....................       6,500               6,485               4,998               5,037
 Due after ten years ..........................       4,123               4,097                   -                   -
Mortgage backed securities ....................         597                 583                 421                 425
Equity securities .............................         741                 741                 482                 631
                                                    -------             -------             -------             -------

                                                    $23,454             $23,294             $ 9,901             $10,071
                                                    =======             =======             =======             =======

March 31, 2007                                           Available-for-Sale                        Held-for-Investment
                                                         ------------------                        -------------------
                                                Amortized Cost   Estimated Fair Value   Amortized Cost   Estimated Fair Value
                                                --------------   --------------------   --------------   --------------------
Due in one year or less .......................     $ 5,000             $ 4,982             $     -             $     -
Due from one to five years ....................       6,494               6,442               4,000               3,986
 Due from five to 10 years ....................       6,500               6,496               4,998               5,040
 Due after ten years ..........................       4,123               4,116                   -                   -
Mortgage backed securities ....................         563                 557                 346                 350
Equity securities .............................       1,086               1,086                 483                 630
                                                    -------             -------             -------             -------

                                                    $23,766             $23,679             $ 9,827             $10,006
                                                    =======             =======             =======             =======

Loan portfolio

From December 31, 2006 to March 31, 2007 total loans grew from $296.5 million to $303.4 million, or 2.4%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans declined by .9% of the total portfolio from 82.8% on December 31, 2006 to 81.9% on March 31, 2007. Commercial and industrial loans increased by .75% as a percentage of the loan portfolio from 17.05% on December 31, 2006 to 17.80% as of March 31, 2007.

As shown in Table Seven, Variable Rate Loans comprised 77.7% of the total loan portfolio.

On March 31, 2007, there were ten loans totaling $1.5 million on non-accrual status.

Table Six                                                                   Analysis of Loans
                                                                            March 31 Balances
                                                                         (Amounts in thousands)

Real Estate:                                                                   2007                               2006
                                                                               ----                               ----
Construction/Land Development ............................      $ 26,004                8.57%        $ 29,634               10.00%
    1-4 Family Residential Properties ....................        75,848               25.00%          67,063               22.62%
    Multifamily Residential Properties ...................         7,491                2.47%           6,987                2.36%
    Nonfarm Nonresidential Properties ....................       136,535               45.00%         138,752               46.80%
    Other Real Estate Loans ..............................         2,890                0.94%           3,078                1.04%
Commercial & Industrial ..................................        54,003               17.80%          50,556               17.05%
    Consumer .............................................           665                0.22%             395                0.13%
                                                                --------              ------         --------              ------

       Total .............................................      $303,436              100.0%         $296,465              100.0%
                                                                --------              ------         --------              ------




Table Seven
               Analysis of Loan Maturities and Repricing Frequency
                              as of March 31, 2007
                             (Amounts in thousands)

                               Within   >3 Months     >1 Year    >3 Years       Over
                             3 Months   12 Months     3 Years     5 Years    5 Years       Total
                             --------   ---------     -------     -------    -------       -----
Variable Rate Loans ......   $235,818     $     -     $     -     $     -       $  -    $235,818

Fixed Rate Loans .........   $  6,444     $11,145     $26,353     $21,266       $866     $66,074
                             --------     -------     -------     -------       ----     -------

Total Loans ..............   $242,262     $11,145     $26,353     $21,266       $866    $301,892
                             --------     -------     -------     -------       ----    --------


Excludes loans on non-accrual status of $1.5 million

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based on a model that assigns a risk rating to each individual loan and considers the loss risks associated with the various categories of loans in relationship to the current and forecasted economic environment. Management also monitors the overall loan portfolio, as well as the level of reserves being maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Of the $440 thousand provision amount credited to the loan loss reserve during the first quarter of 2007, $367 thousand, or 83.4%, of the total was credited as a replacement of reserves covering the amount of net loan loans losses during the quarter. $73 thousand, or 16.6%, of the total provision amount credited during the quarter was made to cover loan growth. Table Eight provides the results of the year-to-date analysis for the quarters ending March 31, 2007 and 2006, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight                            Analysis of the Allowance for Loan Losses
                                          for the Three Months Ended March 31

                                          2007                        2006
                                          ----                        ----
Balance at Beginning of Period .....    3,275,000                  $3,000,000
Provision Charged to Operations ....      440,000                     315,000
Loans Charged-Off ..................      370,000                           -
Loan Recoveries ....................        5,000                      10,000
                                       ----------                  ----------
Balance at End Of Period ...........   $3,350,000                  $3,325,000

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2007, the cumulative one-year gap for the Bank was negative, or liability sensitive, $19.6 million. At March 31, 2007, the cumulative five-year gap for the Bank was positive $20.4 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed, while interest-bearing liabilities reprice faster than assets in a negative gap position. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2007.


Table Nine                             Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                       Repricing Schedule as of March 31, 2007
                                                                (Amounts in thousands)

                                                One Year        Over One Year          Over
                                                 or Less        to Five Years        Five Years           Total
                                                 -------        -------------        ----------           -----
Interest Earning Assets

Due From Banks ..............................   $  1,071              $     -           $     -        $  1,071
Investment Securities* ......................      5,000               10,494            17,013          32,507
FHLB Stock ..................................      1,086                    -                 -           1,086
Loans** .....................................    253,429               47,598               865         301,892
                                                --------              -------           -------        --------

  Total .....................................   $260,586              $58,092           $17,878        $336,556

Interest Bearing Liabilities

NOW Accounts ................................    $29,589             $      -           $     -        $ 29,589
Savings & MMIA ..............................     62,633                    -                 -          62,633
Time Deposits:$100 & > ......................     60,944                6,749                 -          67,693
Time Deposits: <$100m .......................    110,820               11,356                 -         122,176
Repurchase Agreements .......................      1,019                    -                 -           1,019
Other Borrowed Funds*** .....................     15,197                    -                 -          15,197
                                               ---------              -------           -------        --------
  Total .....................................  $ 280,202              $18,105           $     -        $298,307

Period Gap ..................................  $(19,616)              $39,987           $17,878        $ 38,249

Cumulative Gap ..............................  $(19,616)              $20,371           $38,249

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ............    (93.0%)               320.9%                 -

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ............    (93.0%)               106.8%            112.8%


                                                3 Months        Over 3 Months          Over One
Time Deposits                                     & Less         to 12 Months              Year           Total
                                                  ------         ------------              ----           -----
$100,000 and Greater ........................    $17,564           $43,380                $6,749         $67,693

*Amortized Cost
**Excludes $1.5 million in loans on non-accrual status.
***Net of investment in FSBS Capital Trust of $155.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 63.1% of total assets at March 31, 2007. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta, and the Bank's borrowings from that institution increased by $10 million for the first quarter of 2007. These borrowings were made on a variable rate (daily rate) credit basis. The Bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The increase in Tier 1 capital for the Company during the twelve month period between March 31, 2006 and 2007 resulted from a $4.2 million increase in retained earnings and the exercising of stock options in the amount of $427.2 thousand. The most significant contributors to the difference between Tier 1 Capital between the Company and the Bank at March 31, 2007, are the $5 million Trust Preferred issuance proceeds, considered Tier 1 Capital at the holding company level and Tier 2 Capital at the bank level, and the $1.752 million received from the exercise of stock options, which is in compliance with the Board's intention to keep at this time that amount of capital at the holding company level.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At March 31, 2007 the Company and the Bank met all of their applicable capital requirements.

The Bank's and Company's March 31, 2007 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:


The Bank                                                                                                         To Be Well
                                                                                                                Capitalized
(Dollar Amounts in Thousands)                                                                                      Under
                                                                                  For Capital                Prompt Corrective
                                                              Actual           Adequacy Purposes             Action Provisions
                                                              ------           -----------------             -----------------
                                                       Amount       Ratio      Amount       Ratio           Amount         Ratio
                                                       ------       -----      ------       -----           ------         -----
March 31, 2007
                   Total Capital
                   (To Risk Weighted Assets) .......   $43,441       14.52%   $23,938        >8.0%           $29,922      >10.0%
                   Tier I Capital
                   (To Risk Weighted Assets) .......   $35,191       11.76%   $11,689        >4.0%           $17,953       >6.0%
                   Tier I Capital
                   (To Average Assets) .............   $35,191       10.05%   $14,007        >4.0%           $17,509       >5.0%



The Holding Company                                                                                              To Be Well
                                                                                                                 Capitalized
(Dollar Amounts in Thousands)                                                                                       Under
                                                                                  For Capital                 Prompt Corrective
                                                             Actual            Adequacy Purposes              Action Provisions
                                                             ------            -----------------              -----------------
                                                       Amount       Ratio      Amount       Ratio           Amount         Ratio
                                                       ------       -----      ------       -----           ------         -----
March 31, 2007
                   Total Capital
                   (To Risk Weighted Assets)           $45,230       15.11%    $23,953       >8.0%            N/A           N/A
                   Tier I Capital
                   (To Risk Weighted Assets)           $41,880       13.99%    $11,975       >4.0%            N/A           N/A
                   Tier I Capital
                   (To Average Assets)                 $41,880       11.98%    $13,986       >4.0%            N/A           N/A

Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At March 31, 2007, the Bank had issued commitments to extend credit of $55.5 million through various types of lending arrangements. Of these commitments, 64.1 %, or $35.6 million, expire within one year, and 35.9 %, or $19.9 million, expiring in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is primarily related to the risk of loss from adverse changes in market prices and rates. This risk arises principally from interest rate risk inherent in the Company's lending, deposit gathering and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk, and this risk could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as commodity price risk and foreign currency exchange risk, do not arise in the normal course of the Company's community banking operations.

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

As of March 31, 2007, there was no significant change from the interest sensitivity analysis performed and disclosed in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
May 11, 2007                      ---------------------------------------------
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