Form 10-Q
period 2007-06-30
FIRST SOUTH BANCORP INC
filed 2007-08-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                             Commission File Number
                                    000-28037

                            FIRST SOUTH BANCORP, INC.
             (Exact Name of registrant as specified in its charter)


    SOUTH CAROLINA                                   57-1086258
(State of Incorporation)                   (IRS Employer Identification) number)

                         1450 John B. White, Sr., Blvd.
                        Spartanburg, South Carolina 29306
                     (Address of Principal Executive Office)

                                 (864) 595-0455
                          (Registrant's Telephone Number)



Check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) N0 ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and a large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ( ) Yes (X) No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practical date: Common Stock, no par value, 2,161,038 shares outstanding on August 13, 2007.

                            FIRST SOUTH BANCORP, INC.

                                   FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets.................................3

                  Consolidated Statements of Income...........................4

                  Consolidated Statements of Comprehensive Income.............5

                  Consolidated Statements of Cash Flows.......................6

                  Notes to Unaudited Consolidated Financial Statements......7-9


        Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................9-21


        Item 3.  Quantitative and Qualitative Disclosures about Market Risk..22

        Item 4.T Controls and Procedures ....................................23


Part II- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders........24

         Item 6.  Exhibits...................................................25

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED BALANCE SHEETS
        (Dollar amounts in thousands)

                                                                                                 (Unaudited)
                                                                                                    Jun. 30,              Dec. 31,
                                                                                                      2007                  2006
                                                                                                      ----                  ----
Assets:
Cash & due from banks ................................................................             $   5,642              $   5,032
Due from banks - interest bearing ....................................................                12,125                 10,650
  Investment securities:
      Securities held to maturity ....................................................                 9,796                  9,902
      Securities available-for-sale ..................................................                20,668                 23,293
Loans ................................................................................               310,535                296,465
           Less, allowance for loan losses ...........................................                (3,454)                (3,275)
                                                                                                   ---------              ---------
Loans - net ..........................................................................               307,081                293,190
Property & equipment, net ............................................................                 6,586                  5,290
Investment in FSBS Capital Trust .....................................................                   155                    155
Other assets .........................................................................                 5,454                  5,911
                                                                                                   ---------              ---------
Total assets .........................................................................             $ 367,507              $ 353,423
                                                                                                   =========              =========
Liabilities
Deposits
   Noninterest-bearing demand ........................................................             $  15,758              $  16,038
   Interest-bearing ..................................................................               290,784                292,019
                                                                                                   ---------              ---------
       Total deposits ................................................................               306,542                308,057
Securities sold under repurchase agreements ..........................................                 1,472                  2,171
Other borrowed funds .................................................................                15,000                      -
Demand notes issued to the U.S. Treasury .............................................                   154                    287
Subordinated debt ....................................................................                 5,155                  5,155
Other liabilities ....................................................................                 1,665                  1,798
                                                                                                   ---------              ---------
      Total liabilities ..............................................................               329,988                317,468
Shareholder's equity
Common stock, no par value;  36,000,000 shares authorized
2,161,038 and 2,155,538, respectively ................................................                     -                      -
Paid-in capital ......................................................................                19,923                 19,849
Retained earnings ....................................................................                17,770                 16,206
Accumulated other comprehensive loss .................................................                  (174)                  (100)
                                                                                                   ---------              ---------
Total shareholders' equity ...........................................................                37,519                 35,955
                                                                                                   ---------              ---------
Total liabilities and shareholders' equity ...........................................             $ 367,507              $ 353,423
                                                                                                   =========              =========

See notes to unaudited consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income

                                                                          (Unaudited)                          (Unaudited)
                                                                     Three Months ended                   Six Months ended
                                                                            June 30                             June 30
                                                                            -------                             -------
                                                                     2007              2006              2007               2006
                                                                     ----              ----              ----               ----
                                                                            (Dollars in thousands, except per share data)
Interest income
    Loans, including fees ..............................          $  6,763           $  6,346           $ 13,516           $ 12,472
    Investment securities ..............................               405                397                831                753
    Interest bearing deposits ..........................               149                171                191                298
                                                                  --------           --------           --------           --------
      Total interest income ............................             7,317              6,914             14,538             13,523

Interest expense
    Deposits and borrowings ............................             3,821              3,210              7,467              6,004
                                                                  --------           --------           --------           --------

Net interest income ....................................             3,496              3,704              7,071              7,519
   Provision for loan losses ...........................              (461)              (227)              (901)              (542)
                                                                  --------           --------           --------           --------
Net interest income after provision ....................             3,035              3,477              6,170              6,977

Noninterest income
   Service charges on deposit accounts .................                60                 72                114                135
   Gain on sale of Bank owned assets ...................                69                 47                182                 47
   Other income ........................................                97                427                202                528
                                                                  --------           --------           --------           --------
     Total noninterest income ..........................               226                546                498                710
                                                                  --------           --------           --------           --------

Noninterest expenses
   Salaries and benefits ...............................             1,279              1,231              2,581              2,330
   Occupancy and equipment .............................               259                232                504                440
   Other expense .......................................               568                541              1,132                999
                                                                  --------           --------           --------           --------
     Total noninterest expense .........................             2,106              2,004              4,217              3,769
                                                                  --------           --------           --------           --------
Income before income taxes .............................             1,155              2,019              2,451              3,918
   Provision for income taxes ..........................               416                729                886              1,414

                                                                  --------           --------           --------           --------
Net income .............................................          $    739           $  1,290           $  1,565           $  2,504
                                                                  ========           ========           ========           ========

Basic per share earnings ...............................          $   0.34           $   0.61           $   0.72           $   1.19
                                                                  ========           ========           ========           ========

Diluted earnings per common share ......................          $   0.34           $   0.59           $   0.72           $   1.15
                                                                  ========           ========           ========           ========


See notes to unaudited consolidated financial statements.

            FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
         Consolidated Statements of Comprehensive Income
                  (Dollar amounts in thousands)

                                                                               (Unaudited)                        (Unaudited)
                                                                             Three Months ended               Six Months ended
                                                                                  June 30,                        June 30,
                                                                                  --------                        --------
                                                                           2007            2006             2007              2006
                                                                           ----            ----             ----              ----
Net income .....................................................         $   739          $ 1,290          $ 1,565          $ 2,504


Other comprehensive loss:

Change in unrealized holdings gains &
        losses on available for sale securities ................            (194)            (161)            (120)            (226)

Income tax expense benefit on other
                     comprehensive loss ........................              74               86               46               86
                                                                         -------          -------          -------          -------

Total other comprehensive loss .................................            (120)             (75)             (74)            (140)
                                                                         -------          -------          -------          -------

Comprehensive income ...........................................         $   619          $ 1,215          $ 1,491          $ 2,364
                                                                         =======          =======          =======          =======



See notes to unaudited consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                                                                              (Unaudited)
                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                       2007                   2006
                                                                                                       ----                   ----

Operating Activities
Net income ...........................................................................              $  1,565               $  2,504

Adjustments to reconcile net income to net cash provided
  by operating activities
     Provision for loan losses .......................................................                   901                    542
     Depreciation ....................................................................                   214                    208
     Gain on sale of bank owned assets ...............................................                    (3)                     -
     Net Amortization of Securities ..................................................                     8                      -
     Deferred Tax Asset ..............................................................                     -                     86
     Increase in cash surrender value of life insurance ..............................                   (17)                   (15)
     Increase (decrease) in other assets .............................................                   827                   (247)
     Decrease in accrued expenses
       and other liabilities .........................................................                  (148)                  (471)
                                                                                                    --------               --------
Net cash provided by operating activities ............................................                 3,347                  2,607
                                                                                                    --------               --------



Investing Activities
     Purchase of securities available for sale .......................................                (1,000)                (8,498)
     Purchase of restricted FHLB stock ...............................................                  (570)                   (57)
     Proceeds from MBS principal paydowns ............................................                   184                    326
     Proceeds from matured available for sale securities .............................                 4,000                  4,000
     Origination of loans, net of principal collected ................................               (15,109)               (28,027)
     Purchase of premises and equipment ..............................................                (1,493)                  (351)
                                                                                                    --------               --------
Net cash used in investing activities ................................................               (13,988)               (32,607)
                                                                                                    --------               --------

Financing Activities
     Net increase (decrease) in deposits .............................................                (1,516)                21,701
     Net decrease in retail repurchase agreements ....................................                  (699)                (2,013)
     Proceeds from exercise of stock options .........................................                    74                    137
     Net increase (decrease) in other borrowings .....................................                14,867                   (267)
                                                                                                    --------               --------
Net cash provided by financing activities ............................................                12,726                 19,558
                                                                                                    --------               --------
Net increase (decrease) in cash and cash equivalents .................................                 2,085                (10,442)

Cash and cash equivalents, beginning .................................................                15,682                 18,532
                                                                                                    --------               --------

Cash and cash equivalents, ending ....................................................              $ 17,767               $  8,090
                                                                                                    ========               ========

See notes to unaudited consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, please refer to the financial statements and footnotes thereto for the Corporation's fiscal year ended December 31, 2006, contained in the Corporation's 2006 Annual Report on Form 10-K.

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

Note 2 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,160,785 and 2,110,679, respectively.

The only potential dilutive security of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank prior to 2006. The following is a summary of the diluted earnings per share calculation for the three months ended June 30, 2007 and 2006 (Dollars in thousands, except share and per share data):

                                                                     Three Months ended                       Six Months ended
                                                                          June 30,                                June 30,
                                                                          --------                                --------
                                                                 2007               2006                 2007               2006
                                                                 ----               ----                 ----               ----
Net Income .........................................          $      739          $    1,290          $    1,565          $    2,504
Weighted average outstanding shares ................           2,160,785           2,110,679           2,158,176           2,110,679

Basic earnings per share ...........................          $     0.34          $     0.61          $     0.72          $     1.19

Weighted average outstanding shares ................           2,160,785           2,110,679           2,158,176           2,110,679
Dilutive effect of stock options ...................              28,769              63,762              29,094              63,762
                                                              ----------          ----------          ----------          ----------

Weighted average diluted shares ....................           2,189,554           2,174,441           2,187,270           2,174,441

Diluted earnings per share .........................          $     0.34          $     0.59          $     0.72          $     1.15

Note 3 - Impact of Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement were effective as of the beginning of the Company's 2007 fiscal year. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of SFAS No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

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

In September 2006, the Emerging Issues Task Force issued EITF Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF Issue 06-4"). EITF Issue 06-4 requires that, for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or APB No. 12 based on the substantive agreement of the employee. If the employer has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB No. 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either SFAS No. 106 or APB No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.

Note 4 - Other Borrowed Funds

Other borrowed funds consisted of a 10 year $10 million one year convertible advance at 4.115% issued on April 5, 2007 and a 10 year $5 million six month convertible advance at 4.06% issued on April 5, 2007 from the Federal Home Loan Bank of Atlanta

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend", "expect," "believe," "anticipate," "plan," and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2007, COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2006, AND SIX MONTH PERIOD ENDED JUNE 30, 2007, COMPARED TO JUNE 30, 2006.


Net Income

For the quarter ended June 30, 2007, the Company earned a net profit of $739 thousand, a decrease of $551 thousand, or 42.7%, from the same period in 2006. Diluted per share quarterly earnings were $.34 in 2007 and $.59 in 2006. The decrease in earnings in 2007, as compared to the same quarter in 2006, can be primarily attributed to the $442 thousand, or 12.7%, decrease in net interest income after provision, the $320 thousand, or 58.6%, decrease in non-interest income, and the $102 thousand, or 5.1%, increase in non-interest expense discussed below. Correspondingly, the provision for income taxes for the second quarter of 2007 has decreased $313 thousand as compared to the second quarter of 2006. This offsets the overall decrease to income before taxes of $864 thousand, or 42.8%, in the second quarter of 2007 as compared to the second quarter of 2006.

For the first six months of 2007, the Company earned a net income of approximately $1.565 million, or $.72 per diluted share, compared to approximately $2.504 million, or $1.15 per diluted share, for the same period in 2006. Earnings per share decreased by 37.4% in the first six months of 2007 as compared to the same period in 2006. The decrease in net income of 37.5% is attributed to several factors including a $807 thousand, or 11.6%, decrease in net interest income after the provision, a decrease in non-interest income of $212 thousand, or 29.9%, and an increase in non-interest expense of $448 thousand, or 11.9%, during the first six months in 2007 as compared to the same period in 2006. Correspondingly, the provision for income taxes for the first six months of 2007 has decreased $528 thousand, or 37.3%. The decrease in the provision for the first six months of 2007 as compared to the first six months of 2006 offsets the overall decrease in income before tax of $939 thousand, or 37.5%, for the first six months of 2007 as compared to the same period in 2006.


Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the three month period ending June 30, 2007 were 0.83% and 8.01%, respectively. For the first six months of 2007 as is shown in Table One, ROAA and ROAE were 0.89% and 8.53%, respectively.

Table One

                                                                                      Selected Earnings Ratios

                                                                     For three months ending            For six months ending
                                                                            June 30,                           June 30,
                                                                            --------                           --------
                                                                     2007              2006              2007              2006
                                                                     ----              ----              ----              ----
Return on Average Assets ...................................         0.83%             1.50%             0.89%             1.46%

Return on Average Equity ...................................         8.01%            15.66%             8.53%            15.59%

Dividend Payout Ratio ......................................          N/A               N/A               N/A               N/A

Average Shareholders' Equity
as a Percentage of Average Assets ..........................        10.42%             9.55%            10.42%             9.36%


Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.


Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. Net interest income for the quarter ended June 30, 2007 decreased by $208 thousand, or 5.6%, as compared to the 2006 quarter. Net interest income for the first six months of 2007 decreased by $448 thousand, or 6.0%, over the same period in 2006.

This decrease can be largely attributed to the change in the economic environment between the first six months of 2006 and 2007. During the first six months of 2006, interest rates were rising and the Company's earning assets were repricing more rapidly than interest-bearing liabilities. During the first six months of 2007 when interest rates were stable, the repricing frequency of interest-bearing liabilities, especially in the area of time deposits, exceeded that of earning assets. The extent to which the earnings in 2007 were negatively impacted by the change in the economic environment between the two first six month periods is shown in Table Two. The average yield on earning assets increased in 2007 over that of 2006 by 37 basis points (8.56%-8.19%), while the cost of interest-bearing liabilities between the two periods increased 86 basis points (4.97% - 4.11%). In addition, contributing to the negative effect of the change in the economic environment between the periods are changes in the Company's balance sheet. The increase in average earning assets of $9.5 million in the first six months as compared to the same period in 2006 exceeded the $7.9 million increase in interest-bearing liabilities by $1.6 million. Although the growth in average earning assets exceeded interest bearing liabilities, it was not sufficient to offset the pace of repricing for average interest-bearing liabilities. The net effect of these combined changes between the two first six month periods resulted in a 49 basis point (3.59% - 4.08%) decrease in the interest spread from 2006 to 2007.

In addition, the competition from new community banks and new branch offices of older banks in the Spartanburg, Columbia, and Bluffton areas of South Carolina has increased the interest expense of interest-bearing liabilities and reduced the interest income of loans.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2007 and 2006.

Table Two        Net Interest Income and Average Balance Analysis
                        for the Six Months Ended June 30,
                                  2007 and 2006
                             (Amounts in thousands)

                                                                                                Interest                  Average
                                                                Average Balance              Income/Expense            Yield/Cost(1)
                                                                ---------------              --------------            -------------
Interest-Earning Assets                                       2007           2006          2007          2006         2007     2006
                                                              ----           ----          ----          ----         ----     ----
Due from Banks ........................................   $   7,463      $  12,904      $     191    $     298       5.16%    4.66%
Investments ...........................................      31,908         33,416            831          753       5.25%    4.54%
Loans .................................................     302,941        286,475         13,516       12,472       9.00%    8.78%
                                                          ---------      ---------      ---------    ---------
Total Interest Earning Assets .........................     342,312        332,795         14,538       13,523       8.56%    8.19%

Non-interest-Earning Assets
Cash & Due From Banks .................................       4,670          5,558
Allowance for Loan Losses .............................      (3,339)        (3,170)
Investments: Fair Value ...............................        (155)          (339)
Premises & Equipment ..................................       5,921          5,394
Investment in unconsolidated subsidiary ...............         155            155
Interest Receivable & Other ...........................       5,527          5,366
                                                          ---------      ---------
Total Noninterest-Earning Assets ......................      12,779         12,964
                                                          ---------      ---------
TOTAL ASSETS ..........................................   $ 355,091      $ 345,759
                                                          ---------      ---------
Interest-Bearing Liabilities
NOW Accounts ..........................................   $  28,102      $  32,979      $     510    $     567       3.66%    3.47%
Money Market & Savings ................................      61,935         49,339          1,435        1,001       4.67%    4.09%
Time Deposits & IRAs ..................................     197,231        192,919          5,094        3,929       5.21%    4.11%
Fed Funds and Purchased and Repos .....................       1,573          4,868             34           98       4.36%    4.06%
Other Borrowed Funds ..................................       8,525          9,475            185          213       4.38%    4.53%
Subordinated Debt .....................................       5,155          5,000            205          192       8.02%    7.74%
Demand Notes Issued to Treasury .......................         177            186              4            4       4.56%    4.34%
                                                          ---------      ---------      ---------    ---------
 Total Interest-Bearing Liabilities ...................     302,698        294,766          7,467        6,004       4.97%    4.11%

Noninterest-Bearing Liabilities
Demand Deposits .......................................      13,540         15,820
Interest Payable ......................................       1,130            996
Other Liabilities .....................................         721          1,801
                                                          ---------      ---------
Total Noninterest-Bearing Liabilities .................      15,391         18,617
                                                          ---------      ---------
Stockholders' Equity ..................................      37,002         32,376
                                                          ---------      ---------
TOTAL LIABILITIES & EQUITY ............................   $ 355,091      $ 345,759
                                                          ---------      ---------
Net Interest Income ...................................                                 $   7,071    $   7,519
                                                                                        ---------    ---------
  Net Yield on Earning Assets .........................                                                              4.17%    4.56%
  Interest Rate Spread ................................                                                              3.59%    4.08%

(1) Annualized

Noninterest Income

Noninterest income for the second quarter of 2007 decreased $320 thousand, or 58.6%, to $226 thousand for the second quarter of 2007 from $546 thousand for the second quarter of 2006. The decrease is primarily composed of a $177 thousand decrease in brokerage service commissions, and a $118 thousand decrease in loan brokerage commissions in the second quarter of 2007 compared to the second quarter in 2006. The Loan Brokerage department was terminated as of December 2006, therefore no income from this activity has been reported in 2007.

Noninterest income for the first six months of 2007 decreased $212 thousand, or 29.9%, from the $710 thousand amount recorded during the first six months in 2006. This decrease is the net effect of an increase in Other Non-interest Income of $21 thousand, a decrease in Commission & Fees of $347 thousand, and a decrease in Service Charges of $21 thousand. The decrease in Commissions and Fees is predominately a decrease in Brokerage Service Commissions of $166k and Loan Brokerage Commissions of $130k. The Loan Brokerage department was terminated as of December 2006, therefore no income from this activity has been reported in 2007. As shown in Table Three, service charge income decreased by $21 thousand from $135 thousand during the first six months of 2006 to $114 thousand during the same period in 2007. This decrease resulted primarily from the increase in 2007, as compared to that of the same period in 2006, of the earnings allowance interest rate which resulted in a larger credit to business accounts as an offset against service charges determined through full account analysis.

Table Three provides a three and six month 2007 to 2006 comparison of various categories of noninterest income.

Table Three                                                                         Summary of Total Noninterest Income
                                                                      for the Three Months Ended         for the Six Months Ended
                                                                               June 30,                           June 30,
                                                                               --------                           --------
                                                                       (Amounts in thousands)              (Amounts in thousands)
                                                                       2007              2006              2007              2006
                                                                       ----              ----              ----              ----
Service Charges ............................................           $ 60              $ 72              $114              $135
Commissions & Fees .........................................             69               404               147               494
Gain on sale of bank owned assets ..........................             69                47               182                47
Other Non-interest Income ..................................             28                23                55                34
                                                                       ----              ----              ----              ----
Total ......................................................           $226              $546              $498              $710

Noninterest Expense

Noninterest expense for the second quarter of 2007 increased by $102 thousand, or 5.1% compared to the second quarter of 2006. The increase consisted primarily of a $48 thousand increase in salaries and benefits, and a $23 increase for loss on sale of bank owned assets. As discussed below increases in salary and benefits are related to increases in the number of personnel at the end of the second quarter of 2007 as compared to the end of the second quarter in 2006.

Noninterest expense for the first six months of 2007 increased by $448 thousand, or 11.9%, over the first six months total in 2006 of $3.8 million. The increase in salaries and employee benefits, and the increase in other noninterest expenses were the primary reasons for the overall increase in noninterest expense. Salaries and benefits increased 10.8% from the first six months 2006 total of $2.3 million. This increase was primarily the result of an increase in the number of employees from 62 to 66 during the period ending June 30, 2006 to June 30, 2007. The increase in employees is consistent with the bank's efforts regarding future growth plans. Other noninterest expenses increased 13.3% from the first six months 2006 total of $999 thousand. This increase is primarily the result of an increase in loss on sale of bank owned assets of $54 thousand and an increase in other loan related fees of $29 for the first six months of 2007 from the first six months of 2006.


Table Four provides a three and six month 2007 to 2006 comparison of the various categories of noninterest expense.


Table Four                                                                         Summary of Total Noninterest Expense
                                                                  for the Three Months Ended               for the Six Months Ended
                                                                           June 30,                              June 30,
                                                                           --------                              --------
                                                                    (Amounts in thousands)                (Amounts in thousands)
                                                                   2007               2006                 2007             2006
                                                                   ----               ----                 ----             ----
Salaries & Employee Benefits ...........................          $1,279             $1,231             $2,581             $2,330
Occupancy & Equipment ..................................             259                232                504                440
Other noninterest expense ..............................             568                541              1,132                999
                                                                  ------             ------             ------             ------
Total ..................................................          $2,106             $2,004             $4,217             $3,769


Income Taxes

Provision for income taxes for the three month period ending June 30, 2007 decreased $313, or 42.9%, to $416 compared to $729 thousand for the three month period ending June 30, 2006. This decrease resulted from the corresponding decrease in income before tax of $864 thousand, or 42.8% between the second quarter of 2007 and 2006. Provision for income taxes for the six months ended June 30, 2007 was $886 thousand as compared to $1.414 million in 2006 during the same period, a 37.3% decrease. This decrease was due to the overall decrease in income before taxes of $1.467 million, or 37.4%, in 2007 as compared to that of 2006.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2007, there were $1 million in purchases, $4 million in maturities, and $184 thousand of paydowns. There were no calls of investment portfolio holdings during the first six months of 2007. As compared to the same period in 2006, the annual yield of the investment portfolio during the first six months of 2007 increased by 71 basis points to 5.25% from 4.54%.

Table Five                                                                   Analysis of Investment Securities
                                                                                  (Amounts in thousands)

December 31, 2006                                                Available-for-Sale                      Held-for-Investment
                                                                 ------------------                      -------------------
                                                            Amortized          Estimated            Amortized          Estimated
                                                              Cost               Value                 Cost              Value
                                                              ----               -----                 ----              -----
Due in one year or less ............................        $ 5,000             $ 4,961             $     -             $     -
Due from one to five years .........................          6,493               6,427               4,000               3,978
Due from five to 10 years ..........................          6,500               6,485               4,998               5,037
Due after ten years ................................          4,123               4,097                 482                 632
Mortgage backed securities .........................            597                 583                 421                 425
                                                            -------             -------             -------             -------
                                                            $22,713             $22,553             $ 9,901             $10,072
                                                            =======             =======             =======             =======

June 30, 2007                                                   Available-for-Sale                      Held-for-Investment
                                                                ------------------                      -------------------
                                                            Amortized          Estimated            Amortized          Estimated
                                                              Cost               Value                 Cost              Value
                                                              ----               -----                 ----              -----
Due in one year or less ............................        $ 1,000             $   992             $     -             $     -
Due from one to five years .........................          6,495               6,406               4,000               3,964
Due from five to 10 years ..........................          7,500               7,416               4,998               4,968
Due after ten years ................................          4,123               4,028                 483                 628
Mortgage backed securities .........................            519                 515                 315                 318
                                                            -------             -------             -------             -------
                                                            $19,637             $19,357             $ 9,796             $ 9,878
                                                            =======             =======             =======             =======

Excludes equity securities with no readily deteminable market value of $741 thousand on December 31, 2006 and $1.311 million on June 30, 2007.

Loan portfolio

From December 31, 2006 to June 30, 2007 total loans grew from $296.5 million to $310.5 million, or 4.75%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans declined by 1.10% of the total portfolio from 82.8% on December 31, 2006 to 81.7% on June 30, 2007. Commercial and industrial loans increased by 1.02% as a percentage of the loan portfolio from 17.05% on December 31, 2006 to 18.07% as of June 30, 2007.

As shown in Table Seven, Variable Rate Loans comprised 76.3% of the total loan portfolio.

On June 30, 2007, there were ten loans totaling $1.6 million on non-accrual status.

Table Six                                                                         Analysis of Loans
                                                                                (Amounts in thousands)

Real Estate:                                                            June 30, 2007                 December 31, 2006
                                                                        -------------                 -----------------
   Construction/Land Development .........................      $ 27,766            8.94%        $ 29,634           10.00%
   1-4 Family Residential Properties .....................        70,732           22.78%          67,063           22.62%
   Multifamily Residential Properties ....................         4,505            1.45%           6,987            2.36%
   Nonfarm Nonresidential Properties .....................       147,732           47.58%         138,752           46.80%
   Other Real Estate Loans ...............................         3,018            0.97%           3,078            1.04%
Commercial & Industrial ..................................        56,117           18.07%          50,556           17.05%
Consumer .................................................           665            0.21%             395            0.13%
                                                                --------          ------         --------          ------

Total ....................................................      $310,535          100.00%        $296,465          100.00%
                                                                ========          ======         ========          ======







Table Seven                                                 Analysis of Loan Maturities and Repricing Frequency
                                                                             as of June 30, 2007
                                                                            (Amounts in thousands)

                                             Within         >3 Months        >1 Year        >3 Years          Over
                                            3 Months        12 Months        3 Years         5 Years         5 Years         Total
                                            --------        ---------        -------         -------         -------         -----
Variable Rate Loans ................        $235,629        $      -        $      -        $      -        $      -        $235,629

Fixed Rate Loans ...................           7,736           9,096          30,889          23,807           1,780        $ 73,308
                                            --------        --------        --------        --------        --------        --------

Total Loans ........................        $243,365        $  9,096        $ 30,889        $ 23,807        $  1,780        $308,937
                                            --------        --------        --------        --------        --------        --------


Excludes loans on non-accrual status of $1.6 million

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based on a model that assigns a risk rating to each individual loan and considers the loss risks associated with the various categories of loans in relationship to the current and forecasted economic environment. Management also monitors the overall loan portfolio, as well as the level of reserves being maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Of the $901 thousand provision amount credited to the loan loss reserve during the first six months of 2007, $667 thousand or 74.0%, of the total was credited as a replacement of reserves covering the amount of net loan losses during the period. $234 thousand, or 26.0%, of the total provision amount credited during the first six months was made to cover loan growth. Table Eight provides the results of the year-to-date analysis for the six months ending June 30, 2007 and 2006, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight                            Analysis of the Allowance for Loan Losses
                                           for the Six Months Ended June 30,
                                                (Amounts in thosands)

                                               2007             2006
                                               ----             ----
Balance at Beginning of Year ..............  $ 3,275          $ 3,000
Provision Charged to Operations ...........      901              542
Loans Charged-Off .........................     (736)            (206)
Loan Recoveries ...........................       14               14
                                             -------          -------
Balance at End Of Period ..................  $ 3,454          $ 3,350
                                             =======          =======


Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2007, the cumulative one-year gap for the Bank was negative, or liability sensitive, $28.6 million. At June 30, 2007, the cumulative five-year gap for the Bank was positive $39.4 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed, while interest-bearing liabilities reprice faster than assets in a negative gap position. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2007.

Table Nine                                       Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                                      Repricing Schedule as of June 30, 2007
                                                                               (Amounts in thousands)

                                                               One Year           Over One Year             Over
                                                                or Less           to Five Years          Five Years           Total
                                                                -------           -------------          ----------           -----
Interest Earning Assets
Due From Banks ......................................          $  12,125           $       -           $       -          $  12,125
Investment Securities* ..............................              1,000              10,495              17,938             29,433
FHLB Stock ..........................................              1,311                   -                   -              1,311
Loans** .............................................            252,461              54,696               1,780            308,937
                                                               ---------           ---------           ---------          ---------

Total ...............................................          $ 266,897           $  65,191           $  19,718          $ 351,806

Interest Bearing Liabilities

NOW Accounts ........................................          $  29,210           $       -           $       -          $  29,210
Savings & MMIA ......................................             61,059                   -                   -             61,059
Time Deposits:$100 & > ..............................             70,011               6,241                   -             76,252
Time Deposits: <$100m ...............................            113,601              10,664                   -            124,265
Repurchase Agreements ...............................              1,472                   -                   -              1,472
Other Borrowed Funds *** ............................             20,154                   -                   -             20,154
                                                               ---------           ---------           ---------          ---------

Total ...............................................          $ 295,507           $  16,905           $       -          $ 312,412

Period Gap ..........................................          $ (28,610)          $  48,286           $  19,718          $  39,394

Cumulative Gap ......................................          $ (28,610)          $  19,676           $  39,394

Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ....................              -90.3%              385.6%                0.0%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ....................              -90.3%              106.3%              112.6%

                                                              3 Months          Over 3 Months          Over One
Time Deposits                                                  & Less            to 12 Months            Year                 Total
                                                               ------            ------------            ----                 -----

$100,000 and Greater ...........................              $15,882              $54,129              $ 6,241              $76,252

* - Amortized Cost
** - Excludes $1.6 million in loans on non-accrural status.
*** - Net of investment in FSBS Capital Trust of $155 thousand.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 63.1% of total assets at June 30, 2007. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta, and the Bank's borrowings from that institution increased by $15 million for the first six months of 2007. These borrowings were made on a variable rate (daily rate) credit basis. The Bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The increase in Tier 1 capital for the Company during the six month period between December 31, 2006 and June 30, 2007 resulted from a $1.6 million increase in retained earnings and the exercising of stock options in the amount of $74.4 thousand. The most significant contributors to the difference between Tier 1 Capital between the Company and the Bank at June 30, 2007, are the $5 million Trust Preferred issuance proceeds, considered Tier 1 Capital at the holding company level and Tier 2 Capital at the bank level, and the $1.826 million received from the exercise of stock options, which is in compliance with the Board's intention to keep at this time that amount of capital at the holding company level.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At June 30, 2007 the Company and the Bank met all of their applicable capital requirements.

The Bank's and Company's June 30, 2007 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                            To Be Well
                                                                                                         Capitalized Under
                                                                                 For Capital             Prompt Corrective
The Bank                                                                       Adequacy Purposes         Action Provisions
As of June 30, 2007                                       Actual                    Minimum                   Minimum
                                                          ------                    -------                   -------
                                                  Amount         Ratio        Amount        Ratio       Amount        Ratio
                                                  ------         -----        ------        -----       ------        -----
Total Capital
(To Risk Weighted Assets) ..............         $44,289         14.04%      $25,228        8.00%      $31,535       10.00%
Tier I Capital
(To Risk Weighted Assets) ..............         $35,935         11.40%      $12,614        4.00%      $18,921        6.00%
Tier I Capital
(To Average Assets) ....................         $35,935          9.96%      $14,435        4.00%      $18,044        5.00%

The Company
As of June 30, 2007                                       Actual                    Minimum
                                                          ------                    -------
                                                  Amount         Ratio        Amount        Ratio
                                                  ------         -----        ------        -----
Total Capital
(To Risk Weighted Assets) ...............        $46,147         14.63%       $25,243       8.00%
Tier I Capital
(To Risk Weighted Assets) ...............        $42,693         13.53%       $12,621       4.00%
Tier I Capital
(To Average Assets) .....................        $42,693         12.02%       $14,204       4.00%


Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At June 30, 2007, the Bank had issued commitments to extend credit of $62.5 million and standby letters of credit of $1.6 million through various types of lending arrangements. Of these commitments, 54.6 %, or $35.0 million, expire within one year, and 45.4 %, or $29.1 million, expiring in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

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

As of June 30, 2007, there was no significant change from the interest sensitivity analysis performed and disclosed in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Item 4.T - Controls and Procedures

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

               a) The Corporation held its annual meeting of shareholders on June 27, 2007.

               b) The following persons were elected as directors of the Corporation, each to serve a three year term until the Annual Meeting of Shareholders in 2009.

            Shares Voted
                                                                      Broker
             Name                   For              Withold          Non-Votes
             ----                   ---              -------          ---------

          Harold E. Fleming     1,649,478           156,657              0
          Joel C. Griffin       1,649,478           156,567              0
          Barry L. Slider       1,645,098           161,037              0

          Other directors to continue serving after the meeting are:

          Roger A. F. Habisreutinger, Chandrakant V. Shanbhag, Herman E. Ratchford, and David G. White

     c) Ratification of the selection of Cherry, Bekaert & Holland, L.L.P., as the registrant's independent auditors was approved with the following vote of shares:
                                                                    Broker
             FOR           AGAINST            ABSTAIN              Non-Votes
            -----          -------            -------              ---------
          1,700,410        109,835              270                    0

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



                                  First South Bancorp, Inc.

                                  s/Barry L. Slider
August 14, 2007                    -------------------------------------------
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