Form 10-Q
period 2007-09-30
FIRST SOUTH BANCORP INC
filed 2007-11-14
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                                  ( ) Yes (X)

No State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practical date: Common Stock, no par value, 2,161,218 shares outstanding on November 14, 2007.

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

                  Consolidated Statements of Income...........................4

                  Consolidated Statements of Comprehensive Income.............5

                  Consolidated Statements of Cash Flows.......................6

                  Notes to Unaudited Consolidated Financial Statements......7-9


        Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................9-20


        Item 3.  Quantitative and Qualitative Disclosures about Market Risk..21

        Item 4.T Controls and Procedures ....................................22


Part II- OTHER INFORMATION

          Item 6.  Exhibits...................................................23

         Part I - Financial Information
   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED BALANCE SHEETS
        (Dollar amounts in thousands)

                                                                                                    (Unaudited)
                                                                                                     Sep. 30,               Dec. 31,
                                                                                                       2007                  2006
                                                                                                       ----                  ----
Assets:
Cash & due from banks ................................................................             $   4,299              $   5,032
Due from banks - interest bearing ....................................................                 6,684                 10,650
  Investment securities:
      Securities held to maturity ....................................................                 9,756                  9,902
      Securities available-for-sale ..................................................                26,946                 23,293
Loans ................................................................................               320,510                296,465

           Less, allowance for loan losses ...........................................                (3,530)                (3,275)
                                                                                                   ---------              ---------

Loans - net ..........................................................................               316,980                293,190

Property & equipment, net ............................................................                 6,915                  5,290
Investment in FSBS Capital Trust .....................................................                   155                    155
Other assets .........................................................................                 6,631                  5,911
                                                                                                   ---------              ---------
Total assets .........................................................................             $ 378,366              $ 353,423
                                                                                                   =========              =========

Liabilities
Deposits
   Noninterest-bearing demand ........................................................             $  13,812              $  16,038
   Interest-bearing ..................................................................               301,696                292,019
                                                                                                   ---------              ---------
       Total deposits ................................................................               315,508                308,057

Securities sold under repurchase agreements ..........................................                 1,612                  2,171
Other borrowed funds .................................................................                15,000                      -
Demand notes issued to the U.S. Treasury .............................................                   464                    287
Subordinated debt ....................................................................                 5,155                  5,155
Other liabilities ....................................................................                 1,944                  1,798
                                                                                                   ---------              ---------
      Total liabilities ..............................................................               339,683                317,468

Shareholder's equity

Common stock, no par value; 36,000,000 shares authorized
  2,161,038 and 2,155,538, respectively ..............................................                     -                      -
Paid-in capital ......................................................................                19,923                 19,849
Retained earnings ....................................................................                18,723                 16,206
Accumulated other comprehensive income (loss) ........................................                    37                   (100)
                                                                                                   ---------              ---------
Total shareholders' equity ...........................................................                38,683                 35,955
                                                                                                   ---------              ---------
Total liabilities and shareholders' equity ...........................................             $ 378,366              $ 353,423
                                                                                                   =========              =========



See notes to unaudited consolidated financial statements.

   FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
      Consolidated Statements of Income

                                                                          (Unaudited)                            (Unaudited)
                                                                       Three Months ended                    Nine Months ended
                                                                          September 30                          September 30
                                                                          ------------                          ------------
                                                                     2007              2006                2007               2006
                                                                     ----              ----                ----               ----
                                                                               (Dollars in thousands, except per share data)

Interest income
    Loans, including fees ..............................          $  6,800           $  6,542           $ 20,316           $ 19,014
    Investment securities ..............................               449                419              1,280              1,172
    Interest bearing deposits ..........................               195                120                386                418
                                                                  --------           --------           --------           --------
      Total interest income ............................             7,444              7,081             21,982             20,604

Interest expense
    Deposits and borrowings ............................             3,994              3,490             11,461              9,494
                                                                  --------           --------           --------           --------

Net interest income ....................................             3,450              3,591             10,521             11,110
   Provision for loan losses ...........................               (58)               (29)              (958)              (571)
                                                                  --------           --------           --------           --------
Net interest income after provision ....................             3,392              3,562              9,563             10,539

Noninterest income
   Service charges on deposit accounts .................                58                 75                172                210
   Gain on sale of Bank owned assets ...................                 4                  -                186                 47
   Other income ........................................               146                247                349                775
                                                                  --------           --------           --------           --------
     Total noninterest income ..........................               208                322                707              1,032
                                                                  --------           --------           --------           --------

Noninterest expenses
   Salaries and benefits ...............................             1,393              1,250              3,974              3,580
   Occupancy and equipment .............................               238                250                743                690
   Other expense .......................................               479                490              1,613              1,489
                                                                  --------           --------           --------           --------
     Total noninterest expense .........................             2,110              1,990              6,330              5,759
                                                                  --------           --------           --------           --------
Income before income taxes .............................             1,490              1,894              3,940              5,812
   Provision for income taxes ..........................               537                682              1,423              2,096

                                                                  --------           --------           --------           --------
Net income .............................................          $    953           $  1,212           $  2,517           $  3,716
                                                                  ========           ========           ========           ========

Basic per share earnings ...............................          $   0.44           $   0.57           $   1.17           $   1.76
                                                                  ========           ========           ========           ========

Diluted earnings per common share ......................          $   0.44           $   0.56           $   1.15           $   1.71
                                                                  ========           ========           ========           ========





See notes to unaudited consolidated financial statements.

            FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
         Consolidated Statements of Comprehensive Income
                  (Dollar amounts in thousands)


                                                                                   (Unaudited)                      (Unaudited)
                                                                               Three Months ended                Nine Months ended
                                                                                   September 30,                  September 30,
                                                                                   -------------                  -------------
                                                                                 2007          2006            2007           2006
                                                                                 ----          ----            ----           ----
Net income .............................................................       $   953        $ 1,212        $ 2,517        $ 3,716

Other comprehensive income:

Change in unrealized holdings gains &
        losses on available for sale securities ........................           341            281            221             55

Income tax expense on other comprehensive income .......................          (130)          (107)           (84)           (21)
                                                                               -------        -------        -------        -------

Total other comprehensive income .......................................           211            174            137             34
                                                                               -------        -------        -------        -------

Comprehensive income ...................................................       $ 1,164        $ 1,386        $ 2,654        $ 3,750
                                                                               =======        =======        =======        =======




 See notes to unaudited consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                                                                             (Unaudited)
                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                       2007                  2006
                                                                                                       ----                  ----

Operating Activities
Net income ...........................................................................              $  2,517               $  3,716

Adjustments to reconcile net income to net cash provided
  by operating activities
     Provision for loan losses .......................................................                   958                    571
     Depreciation ....................................................................                   322                    314
     Gain on sale of bank owned assets, net ..........................................                    (3)                     -
     Net Amortization of Securities ..................................................                    13                     10
     Deferred Tax Asset ..............................................................                     -                     18
     Increase in cash surrender value of life insurance ..............................                   (25)                     -
     Increase (decrease) in other assets .............................................                   620                   (562)
     Increase (decrease) in accrued expenses
       and other liabilities .........................................................                   146                   (193)
                                                                                                    --------               --------
Net cash provided by operating activities ............................................                 4,548                  3,874
                                                                                                    --------               --------

Investing Activities
     Purchase of securities available for sale .......................................                (8,000)               (11,498)
     (Purchase) proceeds of restricted FHLB stock ....................................                  (570)                   528
     Proceeds from MBS principal paydowns ............................................                   287                    441
     Proceeds from called maturities .................................................                     -                  6,000
     Proceeds from matured available for sale securities .............................                 5,000                      -
     Origination of loans, net of principal collected ................................               (26,162)               (19,248)
     Purchase of other real estate owned .............................................                     -                    (86)
     Purchase of premises and equipment ..............................................                (1,944)                  (378)
                                                                                                    --------               --------
Net cash used in investing activities ................................................               (31,389)               (24,241)
                                                                                                    --------               --------

Financing Activities
     Net increase in deposits ........................................................                 7,451                 36,592
     Net decrease in retail repurchase agreements ....................................                  (560)                (2,394)
     Proceeds from exercise of stock options .........................................                    74                    180
     Net increase (decrease) in other borrowings .....................................                15,177                (14,886)
                                                                                                    --------               --------
Net cash provided by financing activities ............................................                22,142                 19,492
                                                                                                    --------               --------
Net decrease in cash and cash equivalents ............................................                (4,699)                  (875)

Cash and cash equivalents, beginning .................................................                15,682                 18,532
                                                                                                    --------               --------

Cash and cash equivalents, ending ....................................................              $ 10,983               $ 17,657
                                                                                                    ========               ========


See notes to unaudited consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, please refer to the financial statements and footnotes thereto for the
Corporation's fiscal year ended December 31, 2006, contained in the Corporation's 2006 Annual Report on Form 10-K.

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

Note 2 - Earnings per Share

Earnings per share has been determined under the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended September 30, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,161,038 and, 2,123,938 respectively.

The only potential dilutive security of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank prior to 2006. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands, except share and per share data):

                                                                    Three Months ended                      Nine Months ended
                                                                       September 30,                           September 30,
                                                                       -------------                           -------------

                                                                 2007               2006                 2007               2006
                                                                 ----               ----                 ----               ----
Net Income .........................................          $      953          $    1,212          $    2,517          $    3,716
Weighted average outstanding shares ................           2,161,038           2,123,938           2,159,141           2,115,068

Basic earnings per share ...........................          $     0.44          $     0.57          $     1.17          $     1.76

Weighted average outstanding shares ................           2,161,038           2,123,938           2,159,141           2,115,068
Dilutive effect of stock options ...................              24,408              49,820              27,483              59,115
                                                              ----------          ----------          ----------          ----------

Weighted average diluted shares ....................           2,185,446           2,173,758           2,186,624           2,174,183

Diluted earnings per share .........................          $     0.44          $     0.56          $     1.15          $     1.71

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

Note 4 - Other Borrowed Funds

Other borrowed funds consisted of a 10 year $10 million one year convertible advance at 4.115% issued on April 5, 2007 and a 10 year $5 million six month convertible advance at 4.06% issued on April 5, 2007 from the Federal Home Loan Bank of Atlanta.

Note 5 - Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At September 30, 2007, the Bank had isseed commitments to extend credit of $70.9 million and standby letters of credit of $3 million through various types of lending arrangements. Of these commitments, 59.7%, or $42.3 million, expire within one year, and 40.3%, or $28.6 million, expiring in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein and in the Company's 2006 annual report on Form 10-K. Because the Bank is responsible for all of the Company's operations, the discussion may refer to the results of operations of the Bank.

Forward Looking Statements

Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007, COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2006, AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007, COMPARED TO SEPTEMBER 30, 2006.


Net Income

For the quarter ended September 30, 2007, the Company earned a net profit of $953 thousand, a decrease of $259 thousand, or 21.4%, from the same period in 2006. Diluted per share quarterly earnings were $.44 in 2007 and $.56 in 2006. The decrease in earnings in 2007, as compared to the same quarter in 2006, can be primarily attributed to the $170 thousand, or 4.8%, decrease in net interest income after provision for loan losses, the $114 thousand, or 35.4%, decrease in non-interest income, and the $120 thousand, or 6.0%, increase in non-interest expense discussed below. The provision for income taxes for the quarters ended September 30, 2007, and September 30, 2006 is based on an effective rate of 36%. The overall decrease to income before taxes of $404 thousand, or 21.3%, in the third quarter of 2007 as compared to the third quarter of 2006.

For the nine months ended September 30, 2007, the Company earned a net income of approximately $2.517 million, or $1.15 per diluted share, compared to approximately $3.716 million, or $1.71 per diluted share, for the same period in 2006. Earnings per share decreased by 32.2% in the first nine months of 2007 as compared to the same period in 2006. The decrease in net income of 32.3% is attributed to several factors including a $976 thousand, or 9.3%, decrease in net interest income after the provision for loan losses, a decrease in noninterest income of $325 thousand, or 31.5%, and an increase in noninterest expense of $571 thousand, or 9.9%, during the first nine months in 2007 as compared to the same period in 2006. The provision for income taxes for the nine months ended September 30, 2007 and September 30, 2006 is based on an effective rate of 36%. The overall decrease in income before tax of $1.872 million, or 32.2%, for the first nine months of 2007 as compared to the same period in 2006.


Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the annualized income for the period divided by the average assets for the period. Return on average equity is the annualized income for the period divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the three month period ending September 30, 2007 were 1.05% and 10.09%, respectively. For the first nine months of 2007 as is shown in Table One, ROAA and ROAE were 0.93% and 8.98%, respectively.

Table One

                                                                 Selected Earnings Ratios

                                            For three months ending               For nine months ending
                                                   September 30,                         September 30,
                                                   -------------                         -------------
                                                  2007            2006               2007            2006
                                                  ----            ----               ----            ----
Return on Average Assets .....................    1.05%           1.39%              0.93%           1.44%

Return on Average Equity .....................   10.09%          14.00%              8.98%          15.04%

Dividend Payout Ratio ........................     N/A             N/A                N/A             N/A

Average Shareholders' Equity
as a Percentage of Average Assets ............   10.39%           9.93%             10.39%           9.56%


Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.


Net Interest Income

Net interest income, the major component of First South Bancorp's income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest bearing liabilities, primarily deposits. Net interest income for the quarter ended September 30, 2007 decreased by $170 thousand, or 4.8%, as compared to the 2006 quarter. Net interest income for the first nine months of 2007 decreased by $976 thousand, or 9.3%, over the same period in 2006.

This decrease can be largely attributed to the change in the economic environment between the first nine months of 2006 and 2007. During the first nine months of 2006, interest rates were rising and the Company's earning assets were repricing more rapidly than interest-bearing liabilities. During the first nine months of 2007 when interest rates were stable, the repricing frequency of interest-bearing liabilities, especially in the area of time deposits, exceeded that of earning assets. The extent to which earnings in 2007 were negatively impacted by the change in the economic environment between the two first nine month periods is shown in Table Two. The average yield on earning assets increased in 2007 over that of 2006 by 19 basis points (8.46%-8.27%), while the cost of interest-bearing liabilities between the two periods increased 68 basis points (4.98% - 4.30%). In addition, contributing to the negative effect of the change in the economic environment between the periods are changes in the Company's balance sheet. The increase in average earning assets of $14.4 million in the first nine months as compared to the same period in 2006 exceeded the $12.5 million increase in interest-bearing liabilities by $1.9 million. Although the growth in average earning assets exceeded interest bearing liabilities, it was not sufficient to offset the pace of repricing for average interest-bearing liabilities. The net effect of these combined changes between the two first nine month periods resulted in a 49 basis point decrease (3.48% - 3.97%) in the interest spread from 2006 to 2007. In addition, the competition from new community banks and new branch offices of older banks in the Spartanburg, Columbia, and Bluffton areas of South Carolina has increased the interest expense of interest-bearing liabilities and reduced the interest income of loans.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2007 and 2006.

Table Two                                                             Net Interest Income and Average Balance Analysis
                                                                         for the Nine Months Ended September 30,
                                                                                       2007 and 2006
                                                                                   (Amounts in thousands)

                                                                                                Interest                 Average
                                                                  Average Balance            Income/Expense          Yield/Cost (1)
                                                                  ---------------            --------------          --------------
Interest-Earning Assets                                         2007          2006          2007          2006       2007      2006
                                                                ----          ----          ----          ----       ----      ----

Due from Banks ........................................     $   9,952      $  11,679      $    386     $    418       5.19%    4.79%
Investments ...........................................        32,236         33,861         1,280        1,172       5.31%    4.63%
Loans .................................................       305,221        287,441        20,316       19,014       8.90%    8.84%
                                                            ---------      ---------      --------     --------
Total Interest Earning Assets .........................       347,409        332,981        21,982       20,604       8.46%    8.27%

Non-interest-Earning Assets
Cash & Due From Banks .................................         4,672          5,465
Allowance for Loan Losses .............................        (3,385)        (3,224)
Investments: Fair Value Adjustment ....................          (155)          (356)
Premises & Equipment ..................................         6,221          5,396
Investment in unconsolidated subsidiary ...............           155            155
Interest Receivable & Other ...........................         5,773          5,398
                                                            ---------      ---------
Total Noninterest-Earning Assets ......................        13,281         12,834
                                                            ---------      ---------

TOTAL ASSETS ..........................................     $ 360,690      $ 345,815
                                                            ---------      ---------

Interest-Bearing Liabilities
NOW Accounts ..........................................     $  27,476      $  31,896         $ 752     $    838       3.66%    3.51%
Money Market & Savings ................................        63,003         51,849         2,194        1,670       4.66%    4.31%
Time Deposits & IRAs ..................................       199,387        193,741         7,808        6,262       5.24%    4.32%
Fed Funds and Purchased and Repos .....................         1,584          4,817            50          150       4.22%    4.16%
Other Borrowed Funds ..................................        10,707          7,542           342          270       4.27%    4.79%
Subordinated Debt .....................................         5,155          5,000           309          298       8.01%    7.97%
Demand Notes Issued to Treasury .......................           182            187             6            6       4.41%    4.29%
                                                            ---------      ---------      --------     --------
Total Interest-Bearing Liabilities ....................       307,494        295,032        11,461        9,494       4.98%    4.30%

Noninterest-Bearing Liabilities
Demand Deposits .......................................        13,819         15,053
Interest Payable ......................................         1,149            990
Other Liabilities .....................................           740          1,701
                                                            ---------      ---------
Total Noninterest-Bearing Liabilities .................        15,708         17,744

Stockholders' Equity ..................................        37,488         33,039
                                                            ---------      ---------

TOTAL LIABILITIES & EQUITY ............................     $ 360,690      $ 345,815
                                                            ---------      ---------

Net Interest Income ...................................                                   $ 10,521     $ 11,110
                                                                                          --------     --------

  Net Yield on Earning Assets .........................                                                               4.05%    4.46%
  Interest Rate Spread ................................                                                               3.48%    3.97%

(1) Annualized

Noninterest Income

Noninterest income for the third quarter of 2007 decreased $114 thousand, or 35.4%, to $208 thousand for the third quarter of 2007 from $322 thousand for the third quarter of 2006. The decrease is primarily composed of a $135 thousand decrease in mortgage and loan brokerage fees offset by a $63 thousand increase in brokerage service commissions in the third quarter of 2007 compared to the third quarter in 2006. The Loan Brokerage department was terminated as of December 2006, therefore no income from this activity has been reported in 2007.

Noninterest income for the first nine months of 2007 decreased $325 thousand, or 31.5%, from the $1.032 million amount recorded during the first nine months in 2006. This decrease is the net effect of an increase in Gain on Sale of Bank Owned Assets of $139 thousand, a decrease in Commission & Fees of $451 thousand, and a $38 thousand decrease in Service Charges. The decrease in Commissions and Fees is predominately a decrease in Brokerage Service Commissions of $104 thousand and Loan Brokerage Commissions of $250 thousand. The Loan Brokerage department was terminated as of December 2006, therefore no income from this activity has been reported in 2007. As shown in Table Three, service charge income decreased by $38 thousand from $210 thousand during the first nine months of 2006 to $172 thousand during the same period in 2007. This decrease resulted primarily from the increase in 2007, as compared to that of the same period in 2006, of the earnings allowance interest rate which resulted in a larger credit to business accounts as an offset against service charges determined through full account analysis.

Table Three provides a three and nine month 2007 to 2006 comparison of various categories of noninterest income.

Table Three                                                                         Summary of Total Noninterest Income
                                                                       for the Three Months Ended          for the Nine Months Ended
                                                                              September 30,                     September 30,
                                                                          (Amounts in thousands)            (Amounts in thousands)

                                                                         2007              2006              2007              2006
                                                                         ----              ----              ----              ----
Service Charges ............................................            $   58            $   75            $  172            $  210
Commissions & Fees .........................................               125               229               272               723
Gain on sale of bank owned assets ..........................                 4                 -               186                47
Other Non-interest Income ..................................                21                18                77                52
                                                                        ------            ------            ------            ------
Total ......................................................            $  208            $  322            $  707            $1,032


Noninterest Expense

Noninterest expense for the third quarter of 2007 increased by $120 thousand, or 6.0% compared to the third quarter of 2006. The increase consisted primarily of a $143 thousand increase in salaries and benefits, a $12 thousand decrease for loss on sale of bank owned assets, and a $19 thousand decrease in other outside services. As discussed below increases in salary and benefits are related to increases in the number of personnel at the end of the third quarter of 2007 as compared to the end of the third quarter in 2006.

Noninterest expense for the first nine months of 2007 increased by $571 thousand, or 9.9%, over the first nine months total in 2006 of $5.8 million. The increase in salaries and employee benefits combined with the increase in other noninterest expenses were the primary reasons for the overall increase in noninterest expense. Salaries and benefits increased 11.0% from the first nine months 2006 total of $3.6 million. This increase was primarily the result of an increase in the number of employees from 62 to 69 during the period ending September 30, 2006 to September 30, 2007. The increase in employees is consistent with the Bank's efforts regarding future growth plans. Other noninterest expenses increased 8.3% from the first nine months of 2006, total of $1.5 million. This increase is primarily the result of an increase in internet banking expenses of $91 thousand, an increase in FDIC insurance assessment of $77 thousand combined with a decrease in other outside services expense of $47 thousand for the first nine months of 2007 from the first nine months of 2006.

Table Four provides a three and nine month 2007 to 2006 comparison of the various categories of noninterest expense.



Table Four                                                                         Summary of Total Noninterest Expense
                                                                     for the Three Months Ended          for the Nine Months Ended
                                                                         September 30,                           September 30,
                                                                     (Amounts in thousands)                (Amounts in thousands)

                                                                      2007               2006               2007              2006
                                                                      ----               ----               ----              ----

Salaries & Employee Benefits ...........................             $1,393             $1,250             $3,974             $3,580
Occupancy & Equipment ..................................                238                250                743                690
Other noninterest expense ..............................                479                490              1,613              1,489
                                                                     ------             ------             ------             ------
Total ..................................................             $2,110             $1,990             $6,330             $5,759


Income Taxes

Provision for income taxes for the three month period ending September 30, 2007 decreased $145 thousand, or 21.3%, to $537 thousand compared to $682 thousand for the three month period ending September 30, 2006. This decrease resulted from the corresponding decrease in income before tax of $404 thousand, or 21.3% between the third quarter of 2007 and 2006. Provision for income taxes for the nine months ended September 30, 2007 was $1.423 million as compared to $2.096 million in 2006 during the same period, a 32.1% decrease. This decrease was due to the overall decrease in income before taxes of $1.872 million, or 32.2%, in 2007 as compared to that of 2006.

CHANGES IN FINANCIAL POSITION

Investment portfolio

In the investment portfolio, during the first nine months of 2007, there were $8 million in purchases, $5 million in maturities, and $287 thousand of paydowns. There were no calls of investment portfolio holdings during the first nine months of 2007. As compared to the same period in 2006, the annual yield of the investment portfolio during the first nine months of 2007 increased by 68 basis points to 5.31% from 4.63%.

Table Five                                                                   Analysis of Investment Securities
                                                                                  (Amounts in thousands)


December 31, 2006                                                 Available-for-Sale                      Held-for-Investment
                                                                  ------------------                      -------------------

                                                                               Estimated Fair       Amortized       Estimated Fair
                                                          Amortized Cost          Value               Cost              Value
                                                          --------------          -----               ----              -----
Due in one year or less ............................          $ 5,000             $ 4,961             $     -          $     -
Due from one to five years .........................            6,493               6,427               4,000            3,978
Due from five to 10 years ..........................            6,500               6,485               4,998            5,037
Due after ten years ................................            4,123               4,097                 482              632
Mortgage backed securities .........................              597                 583                 421              425
                                                              -------             -------             -------          -------

                                                              $22,713             $22,553             $ 9,902          $10,072
                                                              =======             =======             =======          =======


September 30, 2007                                               Available-for-Sale                        Held-for-Investment
                                                                 ------------------                        -------------------

                                                                             Estimated Fair         Amortized      Estimated Fair
                                                             Amortized            Value                Cost             Value
                                                             ---------            -----                ----             -----
Due in one year or less ............................         $ 2,000             $ 1,994             $     -           $     -
Due from one to five years .........................           7,495               7,488               4,000             4,004
Due from five to 10 years ..........................          11,500              11,585               4,999             5,039
Due after ten years ................................           4,123               4,110                 483               628
Mortgage backed securities .........................             457                 458                 274               276
                                                             -------             -------             -------           -------

                                                             $25,575             $25,635             $ 9,756           $ 9,947
                                                             =======             =======             =======           =======

Excludes equity securities with no readily deteminable market value of $740 thousand on December 31, 2006 and $1.311 million on September 30, 2007.


Loan portfolio

From December 31, 2006 to September 30, 2007 total loans grew from $296.5 million to $320.5 million, or 8.09%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans increased by .23% of the total portfolio from 82.8% on December 31, 2006 to 83.0% on September 30, 2007. Commercial and industrial loans decreased by .27% as a percentage of the loan portfolio from 17.05% on December 31, 2006 to 16.78% as of September 30, 2007.

As shown in Table Seven, Variable Rate Loans comprised 73.9% of the total loan portfolio.

On September 30, 2007 and 2006, there were ten and sixteen loans totaling $2.038 million and $3.465 million on non-accrual status, respectively.

Table Six                                                                                  Analysis of Loans
                                                                                        (Amounts in thousands)


Real Estate:                                                             September 30, 2007                   December 31, 2006
                                                                         ------------------                   -----------------
   Construction/Land Development .........................           $ 37,466            11.69%        $ 29,634               10.00%
   1-4 Family Residential Properties .....................             68,074            21.24%          67,063               22.62%
   Multifamily Residential Properties ....................              5,694             1.78%           6,987                2.36%
   Nonfarm Nonresidential Properties .....................            151,849            47.37%         138,752               46.80%
   Other Real Estate Loans ...............................              3,106             0.97%           3,078                1.04%
Commercial & Industrial ..................................             53,766            16.78%          50,556               17.05%
Consumer .................................................                555             0.17%             395                0.13%
                                                                     --------           ------         --------              ------

Total ....................................................           $320,510           100.00%        $296,465              100.00%
                                                                     ========           ======         ========              ======






Table Seven                                               Analysis of Loan Maturities and Repricing Frequency
                                                                       as of September 30, 2007
                                                                        (Amounts in thousands)

                                             Within         >3 Months        >1 Year       >3 Years          Over
                                            3 Months        12 Months        3 Years        5 Years         5 Years          Total
                                            --------        ---------        -------        -------         -------          -----
Variable Rate Loans ................        $235,443        $      -        $      -        $      -        $      -        $235,443

Fixed Rate Loans ...................           3,235          13,409          35,985          25,537           4,863        $ 83,029
                                            --------        --------        --------        --------        --------        --------

Total Loans ........................        $238,678        $ 13,409        $ 35,985        $ 25,537        $  4,863        $318,472
                                            --------        --------        --------        --------        --------        --------


Excludes loans on non-accrual status of $2.038 million

Allowance for Loan Losses

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based on a model that assigns a risk rating to each individual loan and considers the loss risks associated with the various categories of loans in relationship to the current and forecasted economic environment. Management also monitors the overall loan portfolio, as well as the level of reserves being maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Of the $958 thousand provision amount credited to the loan loss reserve during the first nine months of 2007, $703 thousand or 73.3%, of the total was credited as a replacement of reserves covering the amount of net loans charged off during the period. $255 thousand, or 26.7%, of the total provision amount credited during the first nine months was made to cover loan growth. Table Eight provides the results of the year-to-date analysis for the nine months ending September 30, 2007 and 2006, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight

                    Analysis of the Allowance for Loan Losses
                     for the Nine Months Ended September 30,
                             (Amounts in thousands)

                                                        2007             2006
                                                        ----             ----
Balance at Beginning of Year .................         $ 3,275          $ 3,000
Provision Charged to Operations ..............             958              571
Loans Charged-Off ............................            (736)            (305)
Loan Recoveries ..............................              33               24
                                                       -------          -------
Balance at End Of Period .....................         $ 3,530          $ 3,290
                                                       =======          =======


Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank's earning assets and interest bearing liabilities within defined time periods is referred to as "gap" analysis. The Bank's
Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2007 and 2006, the cumulative one-year gap for the Bank was negative, or liability sensitive, $47.9 million and $14.8 million, respectively. At September 30, 2007, the cumulative five-year gap for the Bank was positive $38.0 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed, while interest-bearing liabilities reprice faster than assets in a negative gap position. The Bank's gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank's markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates the relationship between interest-bearing assets and interest-bearing liabilities at September 30, 2007.

Table Nine                                                 Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                                                       Repricing Schedule as of September 30, 2007
                                                                                   (Amounts in thousands)



                                                              One Year           Over One Year           Over
                                                               or Less           to Five Years        Five Years            Total
                                                               -------           -------------        ----------            -----

Interest Earning Assets

Due From Banks ......................................          $   6,684           $       -           $       -          $   6,684
Investment Securities* ..............................              2,000              11,495              21,835             35,330
FHLB Stock ..........................................              1,311                   -                   -              1,311
Loans** .............................................            252,087              61,522               4,863            318,472
                                                               ---------           ---------           ---------          ---------

Total ...............................................          $ 262,082           $  73,017           $  26,698          $ 361,797


Interest Bearing Liabilities

NOW Accounts ........................................          $  27,252           $       -           $       -          $  27,252
Savings & MMIA ......................................             70,055                   -                   -             70,055
Time Deposits:$100 & > ..............................             75,541               4,891                   -             80,432
Time Deposits: <$100m ...............................            115,060               8,898                   -            123,958
Repurchase Agreements ...............................              1,612                   -                   -              1,612
Other Borrowed Funds *** ............................             20,464                   -                   -             20,464
                                                               ---------           ---------           ---------          ---------

Total ...............................................          $ 309,984           $  13,789           $       -          $ 323,773

Period Gap ..........................................          $ (47,902)          $  59,228           $  26,698          $  38,024

Cumulative Gap ......................................          $ (47,902)          $  11,326           $  38,024


Period Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ....................                                 -84.5%               529.5%               0.0%

Cumulative Gap Ratios:
  Interest Sensitive Assets to
  Interest Sensitive Liabilities ....................                                 -84.5%               103.5%             111.7%



                                                              3 Months          Over 3 Months       Over One
Time Deposits                                                  & Less           to 12 Months          Year                Total
                                                               ------           ------------          ----                -----
$100,000 and Greater ...........................              $23,764              $51,777           $ 4,891             $80,432


Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 62.6% of total assets at September 30, 2007. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta, and the Bank's borrowings from that institution increased by $15 million for the first six months of 2007. These borrowings consisted of a 10 year $10 million one year convertible advance at 4.115% issued on April 5, 2007 and a 10 year $5 million six month convertible advance at 4.06% issued on April 5, 2007. The Bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The increase in Tier 1 capital for the Company during the nine month period between December 31, 2006 and September 30, 2007 resulted from a $2.5 million increase in retained earnings and the exercised stock options in the amount of $74.4 thousand. The most significant contributors to the difference between Tier 1 Capital between the Company and the Bank at September 30, 2007, are the $5 million Trust Preferred issuance proceeds, considered Tier 1 Capital at the holding company level and Tier 2 Capital at the bank level, and the $1.826 million received from the exercise of stock options, which is in compliance with the Board's intention to keep at this time that amount of capital at the holding company level.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At September 30, 2007 the Company and the Bank met all of their applicable capital requirements.

The Bank's and Company's September 30, 2007 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                   To Be Well
                                                                                                               Capitalized Under
                                                                                     For Capital               Prompt Corrective
The Bank                                                                          Adequacy Purposes            Action Provisions
As of September 30, 2007                                  Actual                       Minimum                       Minimum
                                                          ------                       -------                       -------
                                                  Amount          Ratio         Amount          Ratio        Amount            Ratio
                                                  ------          -----         ------          -----        ------            -----

Total Capital
(To Risk Weighted Assets) ..............         $45,323          13.87%        $26,141         8.00%        $32,676         10.00%
Tier 1 Capital
(To Risk Weighted Assets) ..............         $36,893          11.29%        $13,070         4.00%        $19,606          6.00%
Tier 1 Capital
(To Average Assets) ....................         $36,893           9.91%        $14,892         4.00%        $18,615          5.00%



The Company
As of September 30, 2007                     Actual               Minimum
                                             ------               -------
                                         Amount    Ratio     Amount      Ratio
                                         ------    -----     ------      -----

Total Capital
(To Risk Weighted Assets) .........     $47,176    14.43%    $26,155     8.00%
Tier 1 Capital
(To Risk Weighted Assets) .........     $43,646    13.35%    $13,077     4.00%
Tier 1 Capital
(To Average Assets) ...............     $43,646    12.10%    $14,428     4.00%


Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At September 30, 2007, the Bank had issued commitments to extend credit of $70.9 million and standby letters of credit of $3 million through various types of lending arrangements. Of these commitments, 59.7%, or $42.3 million, expire within one year, and 40.3 %, or $28.6 million, expiring in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

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

As of September 30, 2007, there was no significant change from the interest sensitivity analysis performed and disclosed in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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



                                  First South Bancorp, Inc.
                                  s/Barry L. Slider
November 14, 2007                 -------------------------------------------
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