Form 10-K
period 2007-12-31
FIRST SOUTH BANCORP INC
filed 2008-03-31
CIK 1097631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 2007 File Number 000-28037

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

                  Yes [X]           No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                         Accelerated filer [ ]

 Non-accelerated filer [ ]                         Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [  ] Yes          [X] No

         The aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $54,025,950. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                  As of February 28, 2008, there were 2,161,218 shares of the Registrant's Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 21, 2008, to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.


                                Table of Contents


                                 Filing Sections

Cover Page.....................................................................................................................1

Part I

Item 1.       Business.........................................................................................................4
Item 1A       Risk Factors....................................................................................................10
Item 1B       Unresolved Staff Comments.......................................................................................10
Item 2.       Properties......................................................................................................10
Item 3.       Legal Proceedings...............................................................................................11
Item 4.       Submission of Matters to Vote of Security Holders...............................................................11

Part II

Item 5        Market for Common Equity and Related Stockholder Matters........................................................11
Item 6        Selected Financial Data.........................................................................................12
Item 7        Management's Discussion and Analysis or Plan of Operation.......................................................12
Item 7A       Quantitative and Qualitative Disclosures About Market Risk......................................................30
Item 8        Financial Statements and Supplementary Data.....................................................................31

Part III

Item 9        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............................61
Item 9A(T)   Controls and Procedures..........................................................................................61
Item 9B      Other Information................................................................................................61
Item 10      Directors, Executive Officers, Promoters, and Control Persons....................................................62
Item 11      Executive Compensation...........................................................................................62
Item 12      Security Ownership of Certain Beneficial Owners and Management...................................................62
Item 13      Certain Relationships and Related Transactions and Director Independence ........................................63
Item 14      Principal Accountant Fees and Services...........................................................................63
Item 15      Exhibits and Financial Statement Schedules.......................................................................64
Signatures....................................................................................................................66
Exhibit Index.................................................................................................................67

Forward-Looking Statements

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by section 21E of the Securities and Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    The Company's growth and ability to maintain growth,

     o government monetary and fiscal policies, as well as legislative and regulatory changes,

     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities,

     o the effects of competition from other financial institutions operating in the Company's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally,

     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and

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

Part I

Item 1.  Description of Business.

General

         First South Bancorp, Inc., (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, First South Bank (the "Bank"). The Company was organized in 1999 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions (the "State Board") and granted by the Secretary of State of South Carolina. The Bank was organized in 1996. The Bank conducts its activities from its main office and a branch office, opened in 1997, in Spartanburg, South Carolina, a branch opened in March, 2000 in Columbia, South Carolina, a branch opened in July, 2003 in Bluffton, South Carolina, and a branch opened in 2007 in Greenville, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Spartanburg, Richland, Beaufort, and Greenville Counties in South Carolina. In addition, the Bank also makes other authorized investments. As of December 31, 2007, the Bank employed 70 persons on a full time equivalent basis.

Competition

         The Bank competes primarily in the South Carolina city of Spartanburg, for which the most recent market share data available is as of June 30, 2007. At that time, in Spartanburg, 15 banks, savings and loans, and savings banks with 45 branch locations competed for aggregate deposits of approximately $2.554 billion. The Bank has a city-wide deposit market share of 6.68% and a market share rank of 7 out of the 15 competitors. The Bank also has a full-service branch located in each of Columbia, South Carolina, Greenville, South Carolina, and Bluffton, South Carolina. The Columbia branch had a market share of 0.97%, and the Bluffton branch had a market share of 8.33%, at June 30, 2007. The Greenville branch was not open on that date.

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

Employees

         As of December  31, 2007,  we had a total of 73 employees  including 67
full-time  employees.   The  employees  are  not  represented  by  a  collective
bargaining unit. We consider the relations with employees good.


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

         The Company and the Bank met all requirements to be well capitalized at December 31, 2007.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates range between 5 and 43 cents per $100 in assessable deposits.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, (the "Act") which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March of 2000. The Act removed Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

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

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Item 1A. Risk Factors

         Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

         Not applicable.

Item 2.  Properties.

Description of Property.

         The Bank owns the real property at 1450 John B. White, Sr., Blvd., Spartanburg, South Carolina, where its main offices are located. The Bank also owns the real property adjacent to its main office at 1460 John B. White, Sr. Blvd, Spartanburg, South Carolina. A portion of this facility houses deposit operations and the financial services division of the Bank. The remaining space is used for several tenants and would allow further expansion of the main office. The Bank also owns the real property for its Greenville branch location at 1068 North Church Street, Greenville, South Carolina. The Bank leases the properties at 1035 Fernwood Glendale Road, Spartanburg, South Carolina, 1333 Main Street, Columbia, South Carolina, and 7 Arley Way, Bluffton, South Carolina. All properties are believed to be well suited for the Bank's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2007.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Reporting Company Purchases of Equity Securities.

Market for Common Stock, Stockholders and Dividends

         Our common stock trades from time to time over the counter and trades are reported on the OTC Bulletin Board under the symbol "FSBS." The following table shows the reported high and low bid prices of our common stock reported by the OTC Bulletin Board for the periods shown. The prices reported reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices have been adjusted to reflect a 6 for 5 stock split declared in May 2006.

                    Year Ended December 31, 2007    Year Ended December 31, 2006
                    ----------------------------    ----------------------------
                           Low         High              Low            High
                           ---         ----              ---            ----

First Quarter ......   $   26.50    $   29.00          $   31.10    $   35.00
Second Quarter .....       25.30        29.75              25.50        33.50
Third Quarter ......       22.25        26.51              26.05        28.74
Fourth Quarter .....       16.00        24.45              27.00        28.40


         As of February 28, 2008, there were 501 holders of record of the Company's common stock, excluding individual participants in security position listings.

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


Recent Sales of Unregistered Securities

         During 2007, the Company did not issue any unregistered shares of common stock.


 Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2007. Accordingly, no disclosure is required pursuant to 17 C.F.R. 228.703.

Item 6.  Selected Financial Data

         Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

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

         Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2007 and 2006, and the results of operations for the years ended December 31, 2007 and 2006. This discussion should be read in conjunction with consolidated financial statements and related footnotes of our Company presented elsewhere herein. Historical per share data has been adjusted to reflect our May 2006 six for five stock split.

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

Recent Accounting Pronouncements

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

         In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

         In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No, 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

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

         In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company's mortgage loans held for sale.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 14I(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141 (R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Earnings Performance

         The Company had net income from operations for the year ended December 31, 2007, of $3.171 million, or $1.47 per share, compared to net income for the year ended December 31, 2006, of $4.581 million, or $2.16 per common share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $13.927 million for 2007, as compared to $14.651 million for 2006. The Company also had other operating income (principally service charges, fees and commissions) of $965 thousand in 2007 and $1.202 million in 2006. The Company provided $1.126 million and $950 thousand to its allowance for loan losses in 2007 and 2006, respectively, and had other ordinary operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $8.801 million in 2007, and $7.715 million in 2006.

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

         For the year ended December 31, 2007, net interest income was $13.927 million. During the year ended December 31, 2006, net interest income was $14.651 million. The 4.9% decrease in net interest income in 2007 can be primarily attributed to the change in the economic environment between 2006 and 2007. During 2006, interest rates were rising and the Company's earning assets were repricing more rapidly than interest-bearing liabilities. During 2007 when the average prime rate increased 94 basis points, the repricing frequency of interest-bearing liabilities, especially in the area of time deposits, exceeded that of earning assets. The extent to which earnings in 2007 were negatively impacted by the change in the economic environment between 2006 and 2007 is shown in the following table. The average yield on earning assets increased in 2007 over that of 2006 by 1 basis point (8.32%-8.31%), while the cost of interest-bearing liabilities between the two periods increased 49 basis points (4.93% - 4.44%). In addition, contributing to the negative effect of the change in the economic environment between the periods are changes in the Company's balance sheet. The increase in average earning assets of $17.373 million from 2006 exceeded the $15.665 million increase in interest-bearing liabilities by $1.7 million. Although the growth in average earning assets exceeded interest bearing liabilities, it was not sufficient to offset the pace of repricing for average interest-bearing liabilities. The net effect of these combined changes between 2006 and 2007 resulted in a 48 basis point decrease (3.39% - 3.87%) in the interest spread from 2006 to 2007. Further, the competition from new community banks and new branch offices of older banks in the Spartanburg, Columbia, and Bluffton areas of South Carolina has increased the interest expense of interest-bearing liabilities and reduced the interest income of loans.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2007 and 2006.

                       Average Balances, Yields, and Rates
                             (Amounts in Thousands)
                             Year Ended December 31,

                                                                             2007                                  2006
                                                                             ----                                  ----
                                                                           Interest                              Interest
                                                             Average        Income/   Yields/        Average      Income/    Yields/
                                                            Balances(1)     Expense    Rates       Balances(1)    Expense     Rates
                                                            -----------     -------    -----       -----------    -------     -----
Assets
Due From banks - Interest-bearing .........................  $   8,611     $     441    5.12%      $  12,320    $     606      4.92%
Investment securities (2) .................................     32,594         1,756    5.39%         34,064        1,607      4.72%
Loans (3) (4) .............................................    310,439        27,065    8.72%        287,887       25,571      8.88%
                                                             ---------     ---------               ---------    ---------
Total interest earning assets .............................    351,644        29,262    8.32%        334,271    $  27,784      8.31%
Cash and due from banks ...................................      4,424                                 5,282
Valuation reserve for investment securities ...............        (69)                                 (325)
Allowance for loan losses .................................     (3,432)                               (3,238)
Premises and equipment ....................................      6,420                                 5,381
Investment in Trust .......................................        155                                   155
Other assets ..............................................      5,909                                 5,396
                                                             ---------                             ---------
Total assets ..............................................  $ 365,051                             $ 346,922
                                                             =========                             =========

Liabilities and shareholders' equity
Interest bearing transaction accounts .....................  $  27,084           951    3.51%      $  31,047    $   1,096      3.53%
Savings ...................................................     64,210         2,886    4.49%         54,225        2,392      4.41%
Time deposits $100,000 and over ...........................     74,996         3,891    5.19%         67,998        3,108      4.57%
Other time deposits .......................................    123,263         6,494    5.27%        127,468        5,684      4.46%
                                                             ---------     ---------               ---------    ---------
Total interest bearing deposits ...........................  $ 289,553     $  14,222    4.91%      $ 280,738    $  12,280      4.37%
Retail repurchase agreements ..............................      2,077            75    3.61%          4,120          173      4.20%
Subordi nated debt ........................................      5,000           412    8.24%          5,000          402      8.04%
Other Borrowed Funds - Long Term ..........................     13,568           572    4.22%          4,178          190      4.55%
Other Borrowed Funds - Short Term .........................      1,000            54    5.40%          1,652           88      5.33%
                                                             ---------     ---------               ---------    ---------
Total interest bearing liabilities ........................  $ 311,198     $  15,335    4.93%      $ 295,688    $  13,133      4.44%
Noninterest-bearing demand deposits .......................     13,786                                14,857
Other liabilities .........................................      2,096                                 2,693
Shareholders' equity ......................................     37,971                                33,684
                                                             ---------                             ---------
Total liabilities and  shareholders' equity ...............  $ 365,051                             $ 346,922
                                                             =========                             =========

Interest rate spread (5) ..................................                             3.39%                                  3.87%
Net interest income and net yield on earning  assets (6)...                $  13,927    3.96%                   $  14,651      4.38%
                                                                           =========                            =========
Interest free funds supporting earning assets (7) .........  $  40,446                             $  38,583

(1)  Average balances are computed on a daily basis.
(2)  Average investment securities include $123 Tax Exempt Securities
(3) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis and excludes impact of deferred loan origination fees.
(4) Interest income on loans for 2007 and 2006 included total loan fees of $1,016 and $1,073 respectively.
(5) Total interest earning assets yield less the total interest bearing liabilities rate.
(6) Net interest income divided by total interest earning assets (net interest margin).
(7)  Total interest earning assets less total interest bearing liabilities.

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


                                                                                             Year Ended December 31,
                                                                                              2007 compared to 2006
                                                                                            Increase (Decrease) Due to
                                                                                             (Amounts in thousands)

                                                                               Volume                  Rate                  Total
                                                                               ------                  ----                  -----
Interest earned on:
  Due from banks-interest-bearing .............................               $  (182)               $    17                $  (165)
  Investments .................................................                   (69)                   218                    149
  Net Loans ...................................................                 2,003                   (509)                 1,494
                                                                              -------                -------                -------

Total Interest Income .........................................               $ 1,752                $  (274)               $ 1,478
                                                                              -------                -------                -------

Interest paid on
  Interest Checking ...........................................               $  (140)               $    (5)               $  (145)
  Savings Deposits ............................................                   440                     54                    494
  Time Deposits $100,000 and over .............................                   320                    463                    783
  Other time deposits .........................................                  (188)                   998                    810
  Retail Repurchase Agreements ................................                   (86)                   (12)                   (98)
  Subordinated debt ...........................................                     -                     10                     10
  Other Borrowed Funds ........................................                   392                    (44)                   348
                                                                              -------                -------                -------

Total Interest Expense ........................................               $   738                $ 1,464                $ 2,202
                                                                              -------                -------                -------
 Change in Net Interest Income .................................              $ 1,014                $(1,738)               $  (724)
                                                                              =======                =======                =======

         During the year 2008 management expects that interest rates will decrease for the first half of the year with rates remaining fairly stable in the second half. If interest rate projections are accurate, little, if any improvement in net interest income is expected in 2008.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceed rate sensitive assets, resulting in a liability sensitive position at December 31, 2007 of $22.330 million for a cumulative gap ratio of 92.6%. When interest sensitive assets exceed interest sensitive liabilities for a specific repricing "horizon" a positive interest sensitivity gap results. The gap is negative when interest sensitive liabilities exceed interest sensitive assets, as was the case at December 31, 2007, with respect to the one year time horizon. For a bank with a negative gap, such as the Bank, falling interest rates would be expected to have a positive effect on net interest income and rising rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis
                   Repricing Schedule as of December 31, 2007
                             (Amounts in thousands)

                                                             Within     After 3 Months    After One Year        After
Interest Earning Assets                                     3 Months     to 12 Months     to Five Years      Five Years       Total
                                                            --------     ------------     -------------      ----------       -----

Investment securities (Amortized Cost) .............      $       -       $   1,000        $   2,998       $  23,805       $  27,803
FHLB Stock .........................................          2,121               -                -               -           2,121
Loans*
  Fixed rate .......................................          6,999           8,277           50,994           3,599          69,869
  Variable rate ....................................        261,260               -                -               -         261,260
                                                          ---------       ---------        ---------       ---------       ---------


Total interest earning assets ......................      $ 270,380       $   9,277        $  53,992       $  27,404       $ 361,053
                                                          =========       =========        =========       =========       =========


Interest Bearing Liabilities
  Interest bearing deposits
    Interest bearing transaction accounts ..........      $  24,489       $       -        $       -       $       -       $  24,489
    Savings ........................................         65,269               -                -               -          65,269
    Time deposits $100,000 and over ................         26,417          42,949            2,655               -          72,021
    Other time deposits ............................         43,207          72,628            5,983               -         121,818
                                                          ---------       ---------        ---------       ---------       ---------
      Total interest bearing deposits ..............      $ 159,382       $ 115,577        $   8,638       $       -       $ 283,597
    Retail repurchase agreements ...................          3,849               -                -               -           3,849
    Subordinated debt ..............................          5,000               -                -               -           5,000
    FHLB Fixed Rate Advances .......................          5,000          10,000           15,000               -          30,000
    Other borrowed funds ...........................          3,179               -                -               -           3,179
                                                          ---------       ---------        ---------       ---------       ---------
                                                                                                                           .........
Total interest bearing liabilities .................      $ 176,410       $ 125,577        $  23,638       $       -       $ 325,625
                                                          =========       =========        =========       =========       =========


Interest Sensitivity Gap ...........................      $  93,970       $(116,300)       $  30,354       $  27,404       $  35,428
Cumulative interest sensitivity gap ................      $  93,970       $ (22,330)       $   8,024       $  35,428
Gap ratio ..........................................         153.27%           7.39%          228.41%           0.00%
Cumulative gap ratio ...............................         153.27%          92.61%          102.46%         110.88%

* excludes loans in non-accrual status totaling $1,515 and deferred loan fees of $511

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses at any given reportable period is the result of applying the methodology discussed in the section under the heading "Allowance for Loan Losses." The Bank provided $1.126 million and $950 thousand to the allowance during the years ended December 31, 2007 and 2006, respectively. The increase of $176 thousand in 2007 was due to loan growth, primarily the result of establishing a new branch and adding new loan officers in existing branches. Total loans grew by $36.2 million in 2007 and $28.4 million in 2006.

Noninterest Income

         Noninterest income, which consists primarily of mortgage banking loan fees, loan brokerage fees, service charges on deposit accounts, and other commissions and fees income, decreased by $237 thousand, or 19.7%, to $965 thousand in 2007 from $1.202 million in 2006. The overall decrease resulted from a decrease in loan brokerage services and a decrease in service charges fees and commissions offset by an increase other income. Service charges, commissions and fees income decreased by $167 thousand, or 22.6%, loan brokerage fees decreased by $283 thousand, or 100%. The Bank discontinued activities related to loan brokerage in 2007. These decreases were offset by an increase in other income of $240 thousand which was primarily composed of a $209 increase in gain on sale of bank owned assets from 2006 to 2007.


Noninterest Expenses

         Noninterest expenses, also commonly referred to as other operating expenses, increased $1.086 million, or 14.1%. With several categories of noninterest expense experiencing either a decline or minimal increase in 2007 compared to 2006, most of the increase can be attributed to increases in the categories of salaries and benefits, occupancy expense, and other noninterest expenses. Salaries and benefits increased to $5.462 million in 2007 from $4.771 million in 2006, a $691 thousand, or 14.5%, increase. Annual salary increases in 2007 for employees, the addition of five new employees in 2007, and a 13.5% overall increase in benefits expense in 2007 accounted for the increase in 2007 personnel expense. The $76 thousand, or 8.0%, increase in occupancy expense in 2007 compared to that of 2006, increased to $1.023 million from $947 thousand. The increase can be primarily attributed to a $26 thousand, or 12.3%, increase in lease expense resulting mainly from opening a new branch in 2007, a $15 thousand, or 8.2%, increase in depreciation expense, a $12 thousand, or 3.7%, increase in premises and equipment maintenance costs, and an increase in utilities of $16 thousand, or 33.3%. Other noninterest expenses increased to $1.955 million in 2007 from $1.626 million in 2006, a $329 thousand, or 20.2%, increase. Loss on sale of bank assets increased $183 thousand, or 174.4%, FDIC assessment increased $119 thousand, or 270.5%, and internet banking expense increased $95 thousand, or $342%. These increases were offset by a decrease in advertising expense of $45 thousand, or 72.5%, and other loan related expenses of $27, or 10.8%.

Income Taxes

         During the year ended December 31, 2007, the Company recorded $1.794 million for current income taxes. The Company recorded $2.713 million for current income taxes during 2006. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes. The income tax rate in 2007 amounted to 34.1% of pretax income, compared to 37.7% in 2006.

Investment Portfolio

         As of December 31, 2007, the book value of the Company's investment portfolio comprised approximately 8.0% of its total assets. The following table summarizes the carrying value amounts of securities held by the Company at December 31, 2007 and 2006.

Securities Portfolio Composition


(Amounts in thousands)                                       December 31, 2007                         December 31, 2006
                                                             -----------------                         -----------------
                                                               Net Unrealized                            Net Unrealized
                                                    Amortized     Holding        Fair           Book        Holding           Fair
                                                       Cost     Gain/(Loss)      Value          Value      Gain/(Loss)       Value
                                                       ----     -----------      -----          -----      -----------       -----
Available for sale:
U. S. government agency obligations .........      $  4,000      $     98       $  4,098      $  4,000       $     (8)      $  3,992
Government sponsored enterprises ............        17,498           209         17,707        17,993           (143)        17,850
State and local obligations .................           123             3            126           123              5            128
Mortgage-backed securities ..................           437            (1)           436           597            (14)           583
Restricted FHLB Stock .......................         2,121             -          2,121           741              -            741
                                                   --------      --------       --------      --------       --------       --------
                                                   $ 24,179      $    309       $ 24,488      $ 23,454       $   (160)      $ 23,294
                                                   ========      ========       ========      ========       ========       ========
Held for investment:
U.S. government Agency obligations ..........      $  2,000      $     34       $  2,034      $  2,000       $      3       $  2,003
Government sponsored enterprises ............         2,999            45          3,044         6,998             14          7,012
Trust Preferred securities ..................           484           143            627           482            150            632
Mortgage-backed securities ..................           262             4            266           421              3            425
                                                   --------      --------       --------      --------       --------       --------
                                                   $  5,745      $    226       $  5,971      $  9,901       $    170       $ 10,072
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

         The following table presents scheduled maturities of debt securities at December 31, 2007. Available-for-sale securities are stated at estimated fair value and held-for-investment securities are stated at amortized cost.

Securities Portfolio Maturities


                     Analysis of Investment Securities
                             December 31, 2007
                           (Amounts in thousands)

                                                                       Available-for-Sale                  Held-for-Investment
                                                                       ------------------                  -------------------
                                                                 Amortized            Estimated         Amortized         Estimated
                                                                    Cost              Fair Value           Cost           Fair Value
                                                                    ----              ----------           ----           ----------
U.S. Government Agency Oligations
    Due in one year or less ...........................           $  1,000            $  1,001           $    -             $    -
    Due from one to five years ........................              2,998               3,001                -                  -
    Due from five to ten years ........................              6,500               6,693            4,999              5,077
    Due after ten years ...............................             11,000              11,111                -                  -

State and local obligations (1)
    Due after ten years ...............................                123                 126                -                  -

Trust Preferred securities
    Due after ten years ...............................                  -                   -              484                627

Mortgage Backed securities
    Due after ten years ...............................                437                 436              262                266

Equity Securities .....................................              2,121               2,121                -                  -

Total (2) (3)

    Due in one year or less ...........................           $  1,000            $  1,001           $    -             $    -
    Due from one to five years ........................              2,998               3,001                -                  -
    Due from five to ten years ........................              6,500               6,693            4,999              5,077
    Due after ten years ...............................             11,560              11,673              746                893

(1)  Not adjusted for tax equivalency
(2)  Excludes equity securities
(3) Weighted average yields on debt securities scheduled to mature in less than one year, one to five years, five to ten years, and after ten years are 4.27%, 4.31%, 5.80% and 6.18%, respectively. Due to call features (the ability of the issuing entity to redeem a security on a specified date prior to maturity), the yields shown for the four maturity ranges are disclosed for information purposes only as of December 31, 2007, and are likely to change.

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, or any foreign loans.

         The amount of loans outstanding at December 31, 2007 and 2006 are shown in the following table according to type of loan.


Loan Portfolio Composition


                                                               December 31,
                                                               ------------
                                                          (Amounts in thousands)
                                                          2007            2006
                                                          ----            ----

Commercial, financial and agricultural ...........     $  55,013      $  50,556
Real estate - construction .......................        48,714         29,634
Real estate - mortgage ...........................       228,261        216,395
Consumer .........................................         1,167            395
                                                       ---------      ---------

    Total loans ..................................       333,155        296,980

Less deferred fees ...............................          (511)          (515)
Less allowance for loan losses ...................        (3,700)        (3,275)
                                                       ---------      ---------

Total Loans, net of allowance for loan losses ....     $ 328,944      $ 293,190
                                                       =========      =========

         At December 31, 2007, $48.688 million of commercial, financial and agricultural loans were due in one year or less, $5.863 million were due after one year through five years, and $462 thousand were due after five years. At December 31, 2007, $42.145 million of real estate - construction loans were due in one year or less, and $6.569 million were due after one year through five years. The total amount of all such loans due after one year with predetermined interest rates was $69.869 million and with floating or adjustable interest rates was $263.286 million.

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

         Loans secured by real estate mortgages comprised about 68.5% of the Bank's loan portfolio at December 31, 2007. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 90%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

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

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectability, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectability of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2007, the Company had nine loans totaling $1.515 million on non-accrual status. Net income for 2007 includes no interest income on these loans. Had these loans been current in accordance with their original terms, $259 thousand of additional interest income would have been recorded in 2007. At December 31, 2006, the Company had eight loans totaling $1.757 million on non-accrual status.

         The following table presents information on non-performing loans and real estate acquired in settlement of loans:


                                                                December 31,
                                                                ------------
                                                          (Amounts in thousands)
Non-performing Assets                                         2007         2006
                                                              ----         ----

Non-performing loans:
  Non-accrual loans ..................................      $1,515       $1,757
  Past due 90 days or more ...........................           6           97
                                                            ------       ------
Total non-performing loans ...........................      $1,521       $1,854

Real estate acquired in settlement of loans ..........         709          965
                                                            ------       ------
Total non-performing assets ..........................      $2,230       $2,819
                                                            ======       ======
Non-performing assets as a
  Percentage of loans and
  other real estate ..................................        0.67%        0.95%

Allowance for loan losses as
  a percentage of non-performing loans ...............      243.26%      176.64%

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are neither included in non-accrual status, nor loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. On December 31, 2007 the total amount of loans determined by management to be potential problem loans was $1.367 million. This amount consisted of loans made to seven borrowers.

Real Estate Owned

         During the year ending December 31, 2006, the net affect of foreclosure on real estate collateral totaled $445 thousand resulting in an ending balance for other real estate owned for December 31, 2006, of $965 thousand, and during the year ending December 31, 2007, the net affect of foreclosure on real estate collateral totaled a decrease of $256 thousand resulting in an ending balance for other real estate owned for December 31, 2007, of $709 thousand.

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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Company, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2007.

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

         Management also performs periodic reviews of the Company's off-balance sheet credit risks, such as unfunded loan commitments and standby letters of credit. When these reviews identify a probable loss, a separate loss reserve is established. The review performed at December 31, 2007, as well as those performed throughout the 2007 year, did not identify an off-balance sheet risk upon which a reserve should be established.


                                                                                                    Summary of Loan Loss Experience
                                                                                                          (Amounts in thousands)
                                                                                                          Year Ended December 31,
                                                                                                          -----------------------
                                                                                                         2007                 2006
                                                                                                         ----                 ----

Total loans outstanding at end of period ...................................................           $333,155            $296,980
Average amount of loans outstanding ........................................................            310,439             287,887

Balance of allowance for loan losses - beginning ...........................................              3,275               3,000
                                                                                                       --------            --------
Loans charged off:

Commercial & industrial ....................................................................                712                 265
Real estate-mortgage .......................................................................                  3                 513
Other ......................................................................................                 25                   -
                                                                                                       --------            --------
Total charge-offs ..........................................................................                740                 778

Recoveries of loans previously charged-off:

Commercial & industrial ....................................................................                 22                  88
Real estate-mortgage .......................................................................                 17                  15
                                                                                                       --------            --------
Total recoveries ...........................................................................                 39                 103

Net charge-offs ............................................................................                701                 675

Additions to allowance charged to expense ..................................................              1,126                 950
                                                                                                       --------            --------

Balance of allowance for loan losses - ending ..............................................           $  3,700            $  3,275
                                                                                                       --------            --------

Ratios
                                                                                                           2007                2006
                                                                                                       --------            --------
Net charge-offs during period to average loans outstanding during period ...................               0.23%               0.23%
Net charge-offs to loans at end of period ..................................................               0.21%               0.23%
Allowance for loan losses to average loans .................................................               1.19%               1.14%
Allowance for loan losses to loans at end of period ........................................               1.11%               1.10%
Nonperforming loans to allowance for loan losses at end of period ..........................              41.11%              56.61%
Net charge-offs to allowance for loan losses ...............................................              18.95%              20.61%
Net charge-offs to provision for loan losses ...............................................              62.26%              71.05%

         The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2007 and 2006 compared with the percent of loans in the applicable categories to total loans.

                                                                            Allocation of Allowance for Loan Losses
                                                                                   Year Ended December 31,
                                                                                   (Amounts in thousands)
                                                                           2007                                  2006
                                                                           ----                                  ----
                                                               Amount             % of Loans         Amount           % of Loans
                                                               ------             ----------         ------           ----------
Commercial and industrial ............................        $1,188                 32.11%          $1,081              33.01%
Real estate - construction ...........................           435                 11.76%             361              11.02%
Real estate - mortgage ...............................         2,053                 55.49%           1,813              55.36%
Consumer installment .................................            24                  0.65%              20               0.61%
                                                              ------                ------           ------             ------
Total ................................................        $3,700                100.00%          $3,275             100.00%
                                                              ======                ======           ======             ======

Deposits

         The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2007 and 2006 are summarized below:


                                                                                       December 31,
                                                                                       ------------
                                                                            2007                           2006
                                                                            ----                           ----
                                                                  Amount            Rate         Amount            Rate
                                                                  ------            ----         ------            ----
                                                                                    (Amounts in thousands)

Noninterest bearing demand ...........................          $ 13,786                       $ 14,857
Interest bearing transaction accounts ................            27,084           3.51%         31,047            3.53%
Savings ..............................................            64,210           4.49%         54,225            4.41%
Time deposits - $100,000 and over ....................            74,996           5.19%         67,998            4.57%
Other time deposits ..................................           123,263           5.27%        127,468            4.46%
                                                                --------           ----        -------             ----

Total interest bearing deposits ......................          $289,553           4.91%       $280,738            4.37%
                                                                ========           ====        ========            ====

         As of December 31, 2007, the Company held approximately $72.021 million in time deposits in amounts of $100 thousand or more, with approximately $26.417 million with maturities within three months, $42.949 million with maturities over three through twelve months, and $2.655 million with maturities over twelve months. Wholesale time deposits generated through corporations, banks, credit unions, etc., on a national level totaled approximately $14.862 million as of December 31, 2007. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.


Borrowed Funds

         Major sources of borrowed funds in 2007 and 2006, other than deposits, were retail repurchase agreements and Federal Home Loan Bank advances.

         Retail repurchase agreements are short-term borrowings from commercial customers collateralized by government or government agency securities and repayable with interest. At December 31, 2007 and 2006, the Company had $3.849 million and $2.171 million in retail repurchase agreements, respectively. The weighted average interest rates for retail repurchase agreements outstanding at

December 31, 2007 and 2006 were 2.78% and 4.36%, respectively, and those repurchase agreements all had next day maturities. The maximum amount of retail repurchase agreements at the end of any month was $4.726 million in 2007 and $5.612 million in 2006. The approximate average amount of outstanding retail repurchase agreements was $2.077 million in 2007 and $4.120 million in 2006 and approximate weighted interest rates were 3.61% in 2007 and 4.21% in 2006.

         The Company had $33 million in outstanding Federal Home Loan Bank of Atlanta advances at December 31, 2007, as compared to no outstanding advances on December 31, 2006. The average loan advance outstanding amount for 2007 was comprised of one $7.425 million one year convertible advance at rate of 4.115%, one $3.712 million one year convertible at a rate of 4.06%, one $15 million fixed rate advance at a rate of 4.41875%, and various daily rate credit advances of various amounts outstanding for short periods of time throughout 2007 with an ending amount outstanding of $3 million and with interest rates which averaged 5.40%. By comparison, the approximate annual average amount of outstanding Federal Home Loan Bank advances in 2006 averaged $5.641 million. The average loan advance outstanding amount for 2006 was comprised of one $5 million fixed rate advance at a rate of 4.46% called on May 15, 2006, one $5 million fixed rate advance at a rate of 4.62% called on June 21, 2006, and three daily rate credit advances of various amounts outstanding for short periods of time with interest rates which averaged 4.44%.

         In 2004 the Company issued subordinated debt in the amount of $5.155 million to FSBS Capital Trust I. The subordinated debt matures in 2034 and has a variable interest rate. The average amount outstanding in 2007 was $5.155 million and had an approximate weighted average rate of 7.99%. In 2006 the average amount outstanding was $5.155 million and the approximate weighted average interest rate was 8.04% (see Note 9 to the Consolidated Financial Statements).

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for each period indicated.

                                                         Year ended December 31,
                                                         -----------------------
                                                          2007            2006
                                                          ----            ----

Return on average assets ...........................       0.87%         1.32%
Return on average equity ...........................       8.35%        13.60%
Dividend payout ratio ..............................       0.00%         0.00%
Average equity to average assets ratio .............      10.40%         9.71%


Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 58.9% of total assets at December 31, 2007. Asset liquidity is provided from several sources, including amounts due from banks, and funds from maturing investments and loans. The Bank is a member of the FHLB and, as such, has the ability to borrow against the security of its First Mortgage Residential and

Commercial loans. At December 31, 2007, the Company had $33 million outstanding advances drawn on its $36.293 million available credit from the Federal Home Loan Bank. The Company also has additional lines of credit with other banks in the form of federal funds lines in the amount of $12 million. The Bank has never drawn on any of these federal funds lines. Management believes that the Company's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business.

Capital Resources

         The equity capital of the Company increased $3.540 million during 2007 and by $5.083 million in 2006. The increase in 2007 resulted from net income of $3.171 million, an increase in other comprehensive income of $292 thousand, and additional paid-in capital of $77 thousand from the exercise of stock options. The increase in 2006 resulted from an increase in net income of $4.581 million, an increase in other comprehensive income of $75 thousand, and additional paid-in capital of $427 thousand from the exercise of stock options.

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

         At December 31, 2007, both the Company and the Bank met all of the minimum capital adequacy standards and the Bank met the requirements to be well capitalized under the prompt correction action provision of the Federal Deposit Insurance Act. Capital ratios are presented in the table below, compared with the minimum ratios and amounts necessary to be "well capitalized" under FDIC regulatory definitions and guidelines.



(Amounts in thousands)                                                                                      To Be Well
                                                                                                          Capitalized Under
                                                                                    For Capital           Prompt Corrective
The Bank                                                                        Adequacy Purposes         Action Provisions
As of December 31, 2007                                   Actual                      Minimum                    Minimum
                                                          ------                      -------                    -------
                                                  Amount          Ratio       Amount          Ratio       Amount           Ratio
                                                  ------          -----       ------          -----       ------           -----

Total Capital
(To Risk Weighted Assets) ..............         $46,152          13.72%      $26,907         8.00%      $33,633         10.00%
Tier 1 Capital
(To Risk Weighted Assets) ..............         $37,552          11.17%      $13,453         4.00%      $20,180          6.00%
Tier 1 Capital
(To Average Assets) ....................         $37,552           9.92%      $15,142         4.00%      $18,927          5.00%

The Holding Company
As of December 31, 2007                                   Actual                      Minimum
                                                          ------                      -------
                                                  Amount          Ratio       Amount          Ratio
Total Capital                                     ------          -----       ------          -----
(To Risk Weighted Assets) ..............         $47,946           14.25%     $26,922         8.00%
Tier 1 Capital
(To Risk Weighted Assets) ..............         $44,246           13.15%     $13,461         4.00%
Tier 1 Capital
(To Average Assets) ....................         $44,246           11.68%     $15,149         4.00%

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

Off-Balance Sheet Arrangements and Contractual Obligations

         The Company has certain ongoing commitments under operating leases. See
Note 12 to the consolidated financial statements at Item 7 of this report for terms. These commitments do not significantly impact operating results. The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At December 31, 2007, the Bank had issued commitments to extend credit of $66.1 million through various types of lending arrangements. Of these commitments, 68.1 %, or $45.1 million, expire within one year, and 31.9%, or $21.0 million, expire in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

         The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         The following chart summarizes certain contractual obligations of the Company as of December 31, 2007:


(Amounts in thousands)                                   Less than 1 year  1-3 years       3-5 years    More than 5 years     Total
                                                         ----------------  ---------       ---------    -----------------     -----
Subordinated debentures ............................         $     -         $     -         $     -         $ 5,155         $ 5,155
Operating lease obligations ........................             172             210              78              16             476
Deferred compensation ..............................               -               -               -             333             333
Treasury, Tax, and Loan ............................             179               -               -               -             179
FHLB advances ......................................           3,000          15,000               -          15,000          33,000
                                                             -------         -------         -------         -------         -------
Total contractual obligations ......................           3,351          15,210              78          20,504          39,143
                                                             =======         =======         =======         =======         =======


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data





                     FIRST SOUTH BANCORP INC. AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                       Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   33

FINANCIAL STATEMENTS
   Consolidated balance sheets                                            34
   Consolidated statements of income                                      35
   Consolidated statements of changes in stockholders' equity             36
   Consolidated statements of cash flows                                  37

NOTES TO FINANCIAL STATEMENTS                                        38 - 60

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
First South Bancorp, Inc. and Subsidiary
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of First South Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First South Bancorp, Inc. and Subsidiary at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/ Cherry Bekaert & Holland, L.L.P.




Charlotte, North Carolina
March 26, 2008

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts, except share data, in thousands)


                                                                                                              December 31,
                                                                                                              ------------
                                                                                                      2007                   2006
                                                                                                      ----                   ----
Assets:
    Cash and due from banks ...........................................................             $   2,373             $   4,994
    Interest-bearing deposits .........................................................                   540                10,688
    Securities available-for-sale .....................................................                24,489                23,293
    Securities held-for-investment ....................................................                 5,745                 9,902
    Loans, net ........................................................................               328,944               293,190
    Premises and equipment, net .......................................................                 7,012                 5,290
    Investment in FSBS Capital Trust I ................................................                   155                   155
    Bank owned life insurance .........................................................                 5,123                 1,090
    Other assets ......................................................................                 4,494                 4,821
                                                                                                    ---------             ---------
               Total assets ...........................................................             $ 378,875             $ 353,423
                                                                                                    =========             =========
Liabilities and Stockholders' Equity

Liabilities
    Noninterest-bearing demand ........................................................             $  11,514             $  16,038
    Interest bearing demand and savings ...............................................                89,758                90,868
    Time deposits .....................................................................               193,839               201,151
                                                                                                    ---------             ---------
              Total deposits ..........................................................               295,111               308,057

Retail repurchase agreements ..........................................................                 3,849                 2,171
Other borrowed funds ..................................................................                33,179                   287
Subordinated debt .....................................................................                 5,155                 5,155
Other accrued expenses and liabilities ................................................                 2,086                 1,798
                                                                                                    ---------             ---------
               Total liabilities ......................................................               339,380               317,468

Commitments and contingencies
Stockholders' equity
   Common stock, no par value;  30,000,000 shares authorized
      2,161,218 and 2,155,538 issued and outstanding at
      December 31, 2007 and 2006, respectively ........................................                     -                     -
Paid-in capital .......................................................................                19,926                19,849
Retained earnings .....................................................................                19,377                16,206
Accumulated other comprehensive income (loss) .........................................                   192                  (100)
                                                                                                    ---------             ---------
            Total stockholders' equity ................................................                39,495                35,955
                                                                                                    ---------             ---------
            Total liabilities and stockholders' equity ................................             $ 378,875             $ 353,423
                                                                                                    =========             =========



The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts, except per share data, in thousands)

                                                                                                    For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                       2007                   2006
                                                                                                       ----                   ----
Interest income
   Loans .............................................................................                $27,065                $25,571
   Securities
      U. S. Government and agency obligations ........................................                  1,581                  1,447
      State and local obligations ....................................................                      6                      6
      Mortgage backed securities .....................................................                     41                     51
      Other securities ...............................................................                    128                    103
   Deposits with banks ...............................................................                    441                    606
                                                                                                      -------                -------
          Total interest income ......................................................                 29,262                 27,784
                                                                                                      -------                -------
Interest expense
   Deposits
     Time ............................................................................                 10,384                  8,792
     Interest-bearing demand and savings .............................................                  3,838                  3,487
Borrowed funds .......................................................................                    617                    270
Other ................................................................................                    496                    584
                                                                                                      -------                -------
         Total interest expense ......................................................                 15,335                 13,133
                                                                                                      -------                -------
         Net interest income .........................................................                 13,927                 14,651

Provision for loan losses ............................................................                  1,126                    950
                                                                                                      -------                -------
             Net interest income after provision for
                  loan losses ........................................................                 12,801                 13,701
                                                                                                      -------                -------
Noninterest income
     Service charges, fees, and commissions ..........................................                    572                    739
     Gain on sale of investments .....................................................                     12                      -
     Loan brokerage fees .............................................................                      -                    283
     Mortgage banking loan fees ......................................................                     25                     52
     Other income ....................................................................                    356                    128
                                                                                                      -------                -------
            Total noninterest income .................................................                    965                  1,202
                                                                                                      -------                -------
Noninterest expenses
Salaries and employee benefits .......................................................                  5,462                  4,771
Occupancy and equipment ..............................................................                  1,023                    947
Legal expenses .......................................................................                     51                     37
Data processing ......................................................................                    214                    232
Other outside services ...............................................................                     96                    102
Other ................................................................................                  1,955                  1,626
                                                                                                      -------                -------
Total other operating expenses .......................................................                  8,801                  7,715
Income before income taxes ...........................................................                  4,965                  7,188
Income tax expense ...................................................................                  1,794                  2,607
                                                                                                      -------                -------
              Net income .............................................................                $ 3,171                $ 4,581
                                                                                                      =======                =======
Earnings per common share ............................................................                $  1.47                $  2.16
                                                                                                      =======                =======
Diluted earnings per common share ....................................................                $  1.45                $  2.11
                                                                                                      =======                =======

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the years ended December 31, 2007 and 2006 (Amounts, except per share data, in thousands)

                                                                                                         Accumulated
                                                             Common Stock                                   other          Total
                                                               in number       Paid-in       Retained    comprehensive Stockholders'
                                                               of Shares       Capital       Earnings    income (loss)    equity
                                                               ---------       -------       --------    -------------    ------

Balance at January 1, 2006 .............................          2,101         19,422         11,625           (175)      30,872

Exercised stock options ................................             55            427                                        427

Comprehensive income:
  Net Income ...........................................                                        4,581                       4,581

  Net change in
   unrealized gain on
   available for sale
   securities, net of taxes of $46 .....................                                                          75           75
                                                                                                                          -------

Comprehensive income ...................................                                                                    4,656
                                                                -------        -------        -------        -------      -------

Balance December 31, 2006 ..............................          2,156         19,849         16,206           (100)      35,955

Exercised Stock Options ................................              6             77                                         77

Comprehensive income:
  Net Income ...........................................                                        3,171                       3,171

  Net change in
   unrealized gain on
   available for sale
   securities, net of taxes of $179 ....................                                                         292          292
                                                                                                                          -------

Comprehensive Income ...................................                                                                    3,463
                                                                -------        -------        -------        -------      -------

Balance at December 31, 2007 ...........................          2,162        $19,926        $19,377        $   192      $39,495
                                                                =======        =======        =======        =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

             FIRST SOUTH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amount in thousands)

                                                                                                    For the years ended December 31,
                                                                                                    --------------------------------
                                                                                                         2007                 2006
                                                                                                         ----                 ----
 OPERATING ACTIVITIES
   Net income ............................................................................            $  3,171             $  4,581
   Adjustments to reconcile net income to net cash
        provided by operating activities
          Depreciation ...................................................................                 443                  419
          Provision for loan losses ......................................................               1,126                  950
          Write downs on other real estate owned .........................................                 135                   75
          Loss on sale of other real estate owned ........................................                   -                   57
          Net amortization of securities .................................................                  (6)                   -
          Gain on sale of bank owned assets ..............................................                  (3)                   -
          Gain on sale of investments ....................................................                 (12)                   -
          Increase in cash surrender value of life insurance .............................                 (34)                 (32)
          Deferred tax provision .........................................................                (233)                (106)
          Decrease (increase) in interest receivable .....................................                 187                 (405)
          Decrease (increase) in other assets ............................................                (263)                 125
          Increase (decrease) in accrued expenses
            and other liabilities ........................................................                 402                 (145)
                                                                                                      --------             --------
              Net cash provided by operating activities ..................................               4,913                5,519
                                                                                                      --------             --------
INVESTING ACTIVITIES
     Origination of loans, net of principal collected ....................................             (38,628)             (30,474)
     Proceeds from matured/called securities available-for-sale ..........................               9,500                9,528
     Proceeds from matured/called securities held-for-investment .........................               4,000                    -
     Proceeds from sale of securities available-for-sale .................................               6,012                    -
     Purchase of securities available-for-sale ...........................................             (16,380)              (9,500)
     Purchase of securities held-for-investment ..........................................                   -               (2,998)
     Proceeds from MBS principal paydowns ................................................                 319                  527
     Deposit for purchase of bank owned life insurance ...................................              (4,000)                   -
     Proceeds from sale of other real estate owned .......................................               1,956                  790
     Proceeds from disposal of premises and equipment ....................................                  19                   43
     Purchases of premises and equipment .................................................              (2,181)                (464)
                                                                                                      --------             --------
                   Net cash used in investing activities .................................             (39,383)             (32,548)
                                                                                                      --------             --------
FINANCING ACTIVITIES
    (Decrease) increase in deposits, net .................................................             (12,946)              42,332
    Proceeds from exercise of stock options ..............................................                  77                  427
    Net increase(decrease) in retail repurchase agreements ...............................               1,678               (3,569)
    Net decrease in other borrowings .....................................................                (108)                 (11)
    Proceeds of advances from FHLB .......................................................              57,500                    -
    Repayment of advances from FHLB ......................................................             (24,500)             (15,000)
                                                                                                      --------             --------
    Net cash provided by financing activities ............................................              21,701               24,179
                                                                                                      --------             --------
    Net increase (decrease) in cash and cash equivalents .................................             (12,769)              (2,850)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR ........................................................................              15,682               18,532
                                                                                                      --------             --------
CASH AND CASH EQUIVALENTS,
END OF YEAR ..............................................................................            $  2,913             $ 15,682
                                                                                                      ========             ========
CASH PAID FOR:
Interest .................................................................................            $ 15,154             $ 12,899
                                                                                                      ========             ========
Income taxes .............................................................................            $  2,027             $  3,219
                                                                                                      ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION

First South Bancorp, Inc. (the "Corporation" or the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for First South Bank ("the Bank"). On September 30, 1999, pursuant to a plan of exchange approved by the shareholders of the Bank, all of the outstanding shares of common stock of the Bank were exchanged for shares of common stock of the Corporation. The Corporation presently engages in no business other than that of owning the Bank and has no employees. The Bank was incorporated on April 23, 1996, and began banking operations on August 19, 1996. The Bank is a South Carolina chartered commercial bank and is engaged in lending and deposit gathering activities from two branches in Spartanburg County, one branch in Columbia, South Carolina, one branch in Bluffton, South Carolina, and one branch in Greenville, South Carolina. It operates under the laws of South
Carolina and the Rules and Regulations of the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

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

Securities(continued) The Company intends to hold the available-for-sale securities for an indefinite period of time but may sell them prior to maturity. All other securities have been classified as held-to-maturity securities because management has determined that the Company has the intent and the ability to hold all such securities until maturity.

Gains and losses on sales of securities are recognized when realized on a specific identification, trade date basis. Premiums and discounts are amortized into interest income using a method that approximates the level yield method.

There were no investments classified as trading securities at December 31, 2007 and 2006.

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

Management considers loans to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management's judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of loans with certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.

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

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management believes that no valuation allowance was required at December 31, 2007 and 2006.

In July 2006, the Financial Accounting Standards Board, ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company's consolidated financial position.

Earnings Per Common Share - Earnings per common share is computed based on the weighted average number of common shares outstanding. Diluted

Earnings Per Common Share(continued) earnings per common share includes the dilutive effect of outstanding stock options. All share amounts have been adjusted for the 6 for 5 stock split in 2006, see Note 17.

Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees (as amended). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005; dividend yield of 0.00 percent, expected volatility of 50 percent in 2005, risk-free interest rate of 4.33 percent, and an expected life of 10 years for the options. No options were granted in 2007 and 2006.

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

     Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining

     Loans(continued) maturities. The fair value of variable rate loans with frequent repricing and no significant changes in Deposits and Borrowings - The fair value of credit risk approximates book value.

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

Recent Accounting Pronouncements(continued) In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No, 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted

Recent Accounting Pronouncements(continued)for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, Fair Value Measurement. The Company is currently analyzing the fair value option provided under SFAS No. 159.

In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company's mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 14I(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141 (R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured

Recent Accounting Pronouncements(continued) using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in and around Spartanburg, Richland, Beaufort, and Greenville counties in South Carolina. The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

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

The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of Management, there is no significant concentration of credit risk in its investment portfolio. The Company places its correspondent bank account deposits with high quality institutions, and sells its overnight

Concentrations of Credit Risk(continued) investments to the Federal Home Loan Bank of Atlanta. Management believes credit risk associated with correspondent accounts is not significant.

Reclassification - Certain of the prior year amounts have been reclassified to conform to current year presentation; such reclassifications are immaterial to the financial statements.


NOTE 3 - SECURITIES

A summary of the amortized cost and estimated fair value of securities available-for-sale follows:


(Amounts in thousands)                                                                       Gross Unrealized
                                                                      Amortized              ----------------              Estimated
                                                                         Cost             Gains            Losses         Fair Value
                                                                         ----             -----            ------         ----------
December 31, 2007
    U.S. government agency obligations .....................           $ 4,000           $    98           $     -         $ 4,098
    Government sponsored enterprises .......................            17,498               209                 -          17,707
    State and local obligations ............................               123                 3                 -             126
    Mortgage-backed securities .............................               437                 -                 1             436
    Restricted FHLB stock ..................................             2,121                 -                 -           2,121
                                                                       -------           -------           -------         -------
        Total ..............................................           $24,179           $   310           $     1         $24,488
                                                                       =======           =======           =======         =======
December 31, 2006
    U.S. government agency obligations .....................           $ 4,000           $     9           $    17         $ 3,992
    Government sponsored enterprises .......................            17,993                 -               143          17,850
    State and local obligations ............................               123                 4                 -             127
    Mortgage-backed securities .............................               597                 -                14             583
    Restricted FHLB stock ..................................               741                 -                 -             741
                                                                       -------           -------           -------         -------
        Total ..............................................           $23,454           $    13           $   174         $23,293
                                                                       =======           =======           =======         =======

There were sales of securities available-for-sale in 2007 with a book value of $6.000 million resulting in gains of $12 thousand. There were no sales of available-for-sale securities in 2006.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

Securities Available-for-Sale


(Amounts in thousands)                                 Less Than              Twelve Months
                                                     Twelve Months                or More               Total
                                                     -------------                -------               -----
                                                              Unrealized              Unrealized              Unrealized
                                                Fair Value      Losses    Fair Value    Losses     Fair Value   Losses
                                                ----------      ------    ----------    ------     ----------   ------

Mortgage backed securities ................        $   -        $    -        $436        $  1        $436        $  1
                                                   -----        ------        ----        ----        ----        ----

Total .....................................        $   -         $   -        $436        $  1        $436        $  1
                                                   =====        ======        ====        ====        ====        ====

Securities classified as available-for-sale are recorded at fair market value. All of the unrealized losses on securities available-for-sale, on one individual security, consisted of a security in a continuous loss position for twelve months or more. The Company has the ability and intent to hold this security until such time as the value recovers or the security matures. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary.

A summary of the carrying value and estimated fair market value of securities held-for-investment follows:


(Amounts in thousands)                                                Amortized              Gross Unrealized              Estimated
                                                                         Cost             Gains            Losses         Fair Value
                                                                         ----             -----            ------         ----------
December 31, 2007
U.S. government agency obligations .........................           $ 2,000           $    34           $     -           $ 2,034
Government sponsored enterprises ...........................             2,999                45                 -             3,044
Trust preferred securities .................................               484               143                 -               627
Mortgage backed securities .................................               262                 4                 -               266
                                                                       -------           -------           -------           -------
Total securities held for investment .......................           $ 5,745           $   226           $     -           $ 5,971
                                                                       =======           =======           =======           =======
December 31, 2006
U.S. government agency obligations .........................           $ 2,000           $     3           $     -           $ 2,003
Government sponsored enterprises ...........................             6,999                36                22             7,013
Trust preferred securities .................................               482               150                 -               632
Mortgage backed securities .................................               421                 3                 -               424
                                                                       -------           -------           -------           -------
Total securities held for investment .......................           $ 9,902           $   192           $    22           $10,072
                                                                       =======           =======           =======           =======

Securities Held-for-Investment

Securities  classified as  held-for-investment  are recorded at amortized  cost.
There  were  no  unrealized  losses  on  securities   held-for-investment  in  a
continuous loss position for twelve months or more.

The    scheduled    maturities    of    securities    held-for-investment    and
available-for-sale at December 31, 2007 were as follows:


(Amounts in thousands)              Available-For-Sale      Held-For-Investment
                                    ------------------      -------------------
                                    Amortized  Estimated   Amortized   Estimated
                                      Cost     Fair Value    Cost     Fair Value
                                      ----     ----------    ----     ----------

Due in one year or less ........... $ 1,000     $ 1,001     $     -     $     -
Due from one to five years ........   2,998       3,001           -           -
Due from five to ten years ........   6,500       6,693       4,999       5,078
Due after ten years ...............  11,123      11,236           -           -
Mortgage backed securities ........     437         436         262         266
Equity securities .................   2,121       2,121         484         627
                                    -------     -------     -------     -------
                                    $24,179     $24,488     $ 5,745     $ 5,971
                                    =======     =======     =======     =======


At December 31, 2007, securities with a book value of approximately $9.200 million, and market value of $9.354 million were pledged to secure retail repurchase agreements, state funds, and Treasury, tax and loan deposits.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2007 and 2006 are summarized as follows:


(Amounts in thousands)                                        December 31,
                                                              ------------
                                                          2007            2006
                                                          ----            ----
Real Estate:
  Construction and land development ..............     $  48,714      $  29,634
  1-4 family residential properties ..............        66,632         67,063
  Multifamily residential properties .............         4,992          6,987
  Non-farm nonresidential properties .............       153,508        139,267
  Other real estate loans ........................         3,129          3,078
Commercial and industrial, non-real estate .......        55,013         50,556
Consumer .........................................         1,167            395
                                                       ---------      ---------
Total loans ......................................       333,155        296,980
Less allowance for loans losses ..................        (3,700)        (3,275)
Net deferred loan fees ...........................          (511)          (515)
                                                       ---------      ---------
                                                       $ 328,944      $ 293,190
                                                       =========      =========

The activity in the allowance for loan losses for 2007 and 2006 is summarized as follows:


(Amounts in thousands)                                        December 31,
                                                              ------------
                                                         2007             2006
                                                         ----             ----
Balance, beginning of year ...................         $ 3,275          $ 3,000
Provision charged to operations ..............           1,126              950
Loan charge-offs .............................            (740)            (778)
Loan recoveries ..............................              39              103
                                                       -------          -------
Balance, end of year .........................         $ 3,700          $ 3,275
                                                       =======          =======

At December 31, 2007 and 2006, nonaccrual loans amounted to $1.515 million and $1.757 million, respectively. The Company evaluates impairment of commercial loans on an individual loan basis. As of December 31, 2007 and 2006 loans individually evaluated and considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", were immaterial.

In the normal course of business the Company makes loans to its executive officers and directors and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectability or present other unfavorable features. Activity with respect to such loans is summarized as follows:


(Amounts in thousands)                                          December
                                                                --------
                                                          2007              2006
                                                          ----              ----

Balance, beginning of year ...................           $4,687           $3,118
Borrowings ...................................            5,926            6,241
Repayments ...................................            2,572            4,672
                                                         ------           ------
Balance, end of year .........................           $8,041           $4,687
                                                         ======           ======

In the normal course of business there are outstanding commitments for the extension of credit, which are not reflected in the financial statements. At December 31, 2007 and 2006, pre-approved but unused lines of credit for loans totaled approximately $62.047 million and $50.964 million, respectively. In addition, the Company had issued standby letters of credit amounting to approximately $4.083 million and $6.104 million at December 31, 2007 and 2006, respectively. The Company also had $12.371 million in outstanding variable rate commercial loan commitments at December 31, 2007. These commitments represent no more than the normal lending risk that the Company commits to its borrowers. If these commitments are drawn, the Company will obtain collateral if it is deemed necessary based on management's credit evaluation of the counterparty. Management believes that these commitments can be funded through normal operations. The fair value of these standby letters of credit is based on fees currently charged for similar instruments and is immaterial to the financial statements taken as a whole.

The Company grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Spartanburg County, Richland County, Greenville County, and the Hilton Head area in South Carolina. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

NOTE 5 -  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2007 and 2006 are summarized as follows:


(Amounts in thousands)                                         December 31,
                                                               ------------
                                                           2007         2006
                                                           ----         ----
Land ..................................................   $  565       $   407
Buildings .............................................    5,983         4,418
Leasehold improvements ................................      695           695
Furniture and equipment ...............................    2,308         1,954
                                                         -------       -------
 ......................................................    9,551         7,474
Less accumulated depreciation .........................   (2,539)       (2,184)
                                                         -------       -------
                                                         $ 7,012       $ 5,290
                                                         =======       =======

Depreciation expense for the years ended 2007 and 2006 was $443 thousand and $419 thousand, respectively.


NOTE 6 - DEPOSITS

A summary of deposit accounts at December 31, 2007 and 2006 follows:


(Amounts in thousands)                                         December 31,
                                                               ------------
                                                         2007              2006
                                                         ----              ----
Demand
     Non-interest bearing ..................          $ 11,514          $ 16,038
     Interest bearing ......................            24,489            28,765
Savings ....................................            65,269            62,103
Time, $100,000 and over ....................            72,021            74,479
Other ......................................           121,818           126,672
                                                      --------          --------
                                                      $295,111          $308,057
                                                      ========          ========

At December 31, 2007, the scheduled maturities of time deposits are as follows:

                              (Amounts in thousands)
                          2008                   $184,381
                          2009                      8,738
                          2010                        566
                          2011                        154
                                                 --------
                                                 $193,839
                                                 ========


Directors and executive officers were customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are deposit accounts, all of which were made under normal terms. The aggregate amount of these deposit accounts was $1.348 million and $1.308 million at December 31, 2007 and 2006, respectively.


NOTE 7 - RETAIL REPURCHASE AGREEMENTS

Information   concerning  securities  sold  under  agreement  to  repurchase  is summarized as follows for the year ended December 31, 2007 and 2006:

[(Amounts in thousands)                                      2007           2006
                                                            ----           ----
Average balance during the year ....................       $2,077        $4,120
Average interest rate during the year ..............         3.61%         4.21%
Maximum month-end balance during the year ..........        4,726         5,612


U.S. government agency and government sponsored enterprises securities with a book value of $3.700 million and a market value of $3.745 million at December 31, 2007 are used as collateral for the agreements.


NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds consisted of advances from the FHLB and treasury, tax and loan accounts.

Advances from the FHLB consisted of the following at December 31, 2007:


(Amounts in thousands)                                  Interest          2007
                   Description                            Rate           Balance
                                                          ----           -------
Variable rate, daily rate credits: ..............         4.40%          $ 3,000
Fixed rate, convertible advances maturing:
     April 5, 2017 ..............................         4.115%          10,000
     April 5, 2017 ..............................         4.06%            5,000
Fixed rate advances maturing:
     May 7, 2009 ................................         4.41875         15,000
                                                                         -------
                                                                         $33,000
                                                                         =======

There were no advances from the FHLB at December 31, 2006.

As collateral for all outstanding advances, the Company pledges its qualifying first mortgage loans as well as FHLB stock held by the Company. At December 31, 2007 the Company had qualifying collateral with the FHLB of $36.293 million with a remaining availability of $3.293 million.

Treasury, tax and loan accounts with balances of $179 thousand and $287 thousand at December 31, 2007 and 2006, respectively are also included in other borrowed funds. These borrowings bear interest at the federal funds rate less 25 basis points.

At December 31, 2007, the Bank had $12 million of unused lines of credit to purchase federal funds from banks.


NOTE 9 - SUBORDINATED DEBT

In January 2004, the Company formed a wholly-owned Delaware statutory business trust, FSBS Capital Trust I (the "Trust"), which issued $5 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier I capital. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase from the Company $5.155 million of junior subordinated debentures of the Company which carry a variable interest rate of 3 Month LIBOR plus 2.8 percent per annum. The junior subordinated debentures represent the sole asset of the Trust. In accordance with FIN No. 46 R, the Trust is not consolidated with the financial statements of the Company.

The Company has entered into contractual arrangements which, taken collectively, fully guarantee payment of (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust.

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


NOTE 10 - REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. Under

NOTE 10 - REGULATORY CAPITAL REQUIREMENTS (continued) capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the tables below.


(Amounts in thousands)                                                                                                To Be Well-
                                                                                                                  Capitalized Under
                                                                                           For Capital            Prompt Corrective
                                                                    Actual               Adequacy Purposes        Action Provisions
                                                                    ------               -----------------        -----------------
The Company                                                 Amount          Ratio      Amount          Ratio     Amount        Ratio
                                                            ------          -----      ------          -----     ------        -----
December 31, 2007
Total capital (to risk-weighted assets) ............       $47,946          14.25%    $26,922          8.00%        N/A         N/A
Tier 1 capital (to risk-weighted assets) ...........        44,246          13.15%     13,461          4.00%        N/A         N/A
Tier 1 capital (to average assets) .................        44,246          11.68%     15,149          4.00%        N/A         N/A

December 31, 2006
Total capital (to risk-weighted assets) ............       $44,230          14.79%    $23,930          8.00%        N/A         N/A
Tier 1 capital (to risk-weighted assets) ...........        41,055          13.72%     11,965          4.00%        N/A         N/A
Tier 1 capital (to average assets) .................        41,055          11.73%     14,003          4.00%        N/A         N/A

The Bank
December 31, 2007
Total capital (to risk-weighted assets) ............       $46,152          13.72%    $26,907          8.00%    $33,633       10.00%
Tier 1 capital (to risk-weighted assets) ...........        37,552          11.17%     13,453          4.00%     20,180        6.00%
Tier 1 capital (to average assets) .................        37,552           9.92%     15,142          4.00%     18,927        5.00%

December 31, 2006
Total capital (to risk-weighted assets) ............       $42,536          14.22%    $23,930          8.00%    $29,913       10.00%
Tier 1 capital (to risk-weighted assets) ...........        34,361          11.49%     11,965          4.00%     14,956        6.00%
Tier 1 capital (to average assets) .................        34,361           9.82%     14,003          4.00%     17,503        5.00%

NOTE 11 - INCOME TAXES

The provision for income taxes is summarized below:


                                                            December 31,
                                                            ------------

(Amounts in thousand)                                 2007                 2006
                                                      ----                 ----
Currently payable
    Federal ..............................           $ 1,877            $ 2,498
    State ................................               150                215
                                                     -------            -------
                                                       2,027              2,713
Deferred
    Federal ..............................              (232)              (106)
    State ................................                (1)                 -
                                                     -------            -------
                                                        (233)              (106)
                                                     -------            -------
Total income taxes .......................           $ 1,794            $ 2,607
                                                     =======            =======

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for:

                                                              December 31,
                                                              ------------
                                                           2007         2006
                                                           ----         ----
Statutory rates .......................................    34.0%       34.00%
Increase (decrease) resulting from:
State taxes, net of federal benefit ...................       2%        2.00%
Life insurance ........................................    -0.2%        -0.2%
Other, net ............................................     0.3%         0.5%
                                                           ----        -----
                                                           36.1%        36.3%
                                                           ====        =====

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

                                                             December 31,
                                                             ------------
(Amounts in thousand)                                     2007            2006
                                                          ----            ----
Deferred tax assets
     Allowance for loan losses .................        $ 1,066         $   961
     Available-for-sale securities .............              -              61
     Non-accrual loans .........................            139              47
     Deferred compensation .....................            114              93
     Other .....................................              9               3
                                                        -------         -------
        Gross deferred tax assets ..............          1,328           1,164
         Less valuation allowance ..............              -               -
                                                        -------         -------
          Net deferred tax assets ..............          1,328           1,164
Deferred tax liabilities
    Depreciation ...............................           (126)           (119)
    Deferred loan cost & fees ..................           (168)           (194)
    Prepaid expenses ...........................            (30)            (19)
    Available-for-sale securities ..............           (118)              -
                                                        -------         -------
        Gross deferred liabilities .............           (442)           (332)
                                                        -------         -------
           Net .................................        $   886         $   832
                                                        =======         =======

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases the land and building for its branches under operating leases. Future minimum lease payments at December 31, 2007, are as follows:

                                                          (Amounts in thousands)
2008                                                             $172
2009                                                              123
2010                                                               48
2011                                                               39
2012                                                               39
2013 and thereafter                                                55
                                                                 ----
                                                                 $476
                                                                 ====

Total lease expense was $242 thousand and $216 thousand for 2007 and 2006, respectively.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the disposition of these claims will not have a material adverse impact on the financial position or results of operations of the Company.

NOTE 13 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of cash dividends, which may be paid at any date without prior regulatory

NOTE 13 - RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (continued) consent, is generally limited to the year's net income of the Bank provided the Bank received a composite rating of one or two at the last examination conducted by the federal or state regulatory authority, and loans or advances are limited to 10 percent of the Bank's common stock and surplus on a secured basis.

In addition, cash dividends paid by the Bank to the Corporation would be prohibited if the effect would cause the Bank's capital to be reduced below applicable minimum regulatory capital requirements.

NOTE 14 - EMPLOYEE BENEFIT PLANS

401(k) Plan - All employees of the Company who meet certain eligibility criteria are permitted to participate in a 401(k) plan. For each employee's contribution up to 6 percent of compensation, the Company makes a 100 percent matching contribution. Expense related to this plan was $198 thousand and $164 thousand in 2007 and 2006, respectively.

Salary Continuation Plan - During 1999, the Company entered into a salary continuation agreement with certain officers of the Company. The plan provides for a series of payments over a specified number of periods to these employees upon their retirement or termination as stated in the plan. The amount of accrued benefit expense included in other liabilities was $333 thousand and $273 thousand at December 31, 2007 and 2006, respectively.

NOTE 15 - STOCK OPTIONS

The Company has issued incentive stock options to certain officers and employees.

The following is a summary of stock option activity and related information for the years ended December 31, 2007 and 2006:


                                                                              2007                              2006
                                                                              ----                              ----
                                                                                      Weighted                           Weighted
                                                                                      Average                            Average
                                                                                      Exercise                           Exercise
                                                                     Options           Price          Options              Price
                                                                     -------           -----          -------              -----
Outstanding at beginning of year ...............................      91,488          $   18.03        146,649          $   14.18
Granted ........................................................           -               -                 -               -
Forfeited ......................................................      (4,071)             27.01           (120)             26.25
Exercised ......................................................      (5,680)             13.58        (55,041)              7.76
                                                                   ---------          ---------      ---------          ---------
Outstanding at end of year .....................................      81,737          $   17.98         91,488          $   18.03
                                                                   =========          =========      =========          =========
Exercisable, end of period .....................................      81,737          $   17.98         91,488          $   18.03
                                                                   =========          =========      =========          =========

Weighted average fair value of options granted .................                      $       -                         $       -
                                                                                      =========                         =========

Exercise prices for options outstanding as of December 31, 2007 and 2006 ranged from $6.10 to $33.00. The weighted average remaining contractual life of those options is approximately 5.79 years at

December 31, 2007 and 6.8 years at December 31, 2006.

No shares vested during the years ended December 31, 2007 and 2006.

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $73 thousand and $1.091 million, respectively.

As of December 31, 2007 all options outstanding were exercisable. The aggregate intrinsic value of these options was $247 thousand.

On May 5, 2006, the Company declared a six for five stock split for a total of 350,053 shares. All share and per share data has been retroactively restated to give effect to the common stock split.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are as follows:


                                                                                           December 31,
                                                                                           ------------
(Amounts in thousands)                                                      2007                                   2006
                                                                            ----                                   ----
                                                                 Carrying          Estimated            Carrying          Estimated
                                                                 Amount            Fair Value            Amount           Fair Value
                                                                 ------            ----------            ------           ----------
Financial assets
Cash and cash equivalents ..........................            $  2,913            $  2,913            $ 15,682            $ 15,682

Securities
Available-for-sale .................................              24,489              24,489              23,293              23,293
Held-for-investment ................................               5,745               5,971               9,902              10,701
Loans ..............................................             328,944             328,492             293,190             293,842

Financial liabilities
Deposits ...........................................             295,111             297,904             308,057             308,157
Retail repurchase agreements .......................               3,849               3,864               2,171               4,124
Other borrowed funds ...............................              33,179              32,658                 287                 287
Subordinated debt ..................................               5,155               5,155               5,155               5,155

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

(Amounts in thousands)                                                               Income               Shares           Per Share
December 31, 2007                                                                  (Numerator)*        (Denominator)        Amount
                                                                                   ------------        -------------        ------
Earnings per common share:
Income available to common stockholders ................................            $   3,171            2,159,663         $   1.47
Dilutive effect of stock options .......................................                    -               25,348            (0.02)
                                                                                    ---------            ---------         --------
Diluted EPS:
Income available to common stockholders
    and assumed conversions ............................................            $   3,171            2,185,011         $   1.45
                                                                                    =========            =========         ========

December 31, 2006
Earnings per common share:
Income available to common stockholders ................................            $   4,581            2,120,320         $   2.16
Dilutive effect of stock options .......................................                    -               52,436            (0.05)
                                                                                    ---------            ---------         --------
Diluted EPS:
Income available to common stockholders
    and assumed conversions ............................................            $   4,581            2,172,756         $   2.11
                                                                                    =========            =========         ========

*(Dollars in thousands)


Options to purchase 18,356 shares of common stock with prices ranging from $25.95 to $33.00 per share were not included in the computation of diluted earnings per share for 2007 because the options' exercise price was greater than the average market price of common shares.

Options to purchase 5,690 shares of common stock at $29.17 per share were not included in the computation of diluted earnings per share for 2006 because the options' exercise price was greater than the average market price of common shares.

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to First South Bancorp, Inc. is as follows:


                                 Balance Sheets

                                                                                                        December 31,
                                                                                                        ------------
 (Amounts in thousands)                                                                          2007                   2006
                                                                                                 ----                   ----
Assets
   Cash ..............................................................................         $ 1,829                $ 1,752
   Investment in Trust (Note 9) ......................................................             155                    155
   Investment in common stock of
         the Bank ....................................................................          37,744                 34,261
   Due from the Bank .................................................................           4,900                  4,900
   Debt issuance costs ...............................................................              22                     42
                                                                                               -------                -------
         Total assets ................................................................         $44,650                $41,110
                                                                                               =======                =======

Liabilities and Stockholders' Equity
   Due to Trust (Note 9) .............................................................         $ 5,155                $ 5,155
   Stockholders' equity ..............................................................          39,495                 35,955
                                                                                               -------                -------
          Total liabilities and stockholders' equity .................................         $44,650                $41,110
                                                                                               =======                =======


                            Statements of Operations

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
(Amounts in thousands)                                                                     2007                      2006
                                                                                           ----                      ----
Operating income .................................................................        $   412                  $   402
Expense ..........................................................................            432                      422
                                                                                          -------                  -------
Loss before equity in undistributed net income
   of the Bank ...................................................................            (20)                     (20)
Equity in undistributed net income of
   the Bank ......................................................................          3,191                    4,601
                                                                                          -------                  -------
         Net income ..............................................................        $ 3,171                  $ 4,581
                                                                                          =======                  =======

                            Statements of Cash Flows

                                                                                        For the years ended December 31,
                                                                                        --------------------------------
(Amounts in thousands)                                                                   2007                       2006
                                                                                         ----                       ----
Operating Activities
Net income .......................................................................       $ 3,171                  $ 4,581
Equity in undistributed income of
the Bank .........................................................................        (3,191)                  (4,601)
Net change in other assets .......................................................            20                       20
                                                                                         -------                  -------
Net cash provided by operating activities ........................................             -                        -
                                                                                         -------                  -------
Financing Activities
Proceeds from stock option exercise ..............................................            77                      427
                                                                                         -------                  -------
Net cash provided by financing activities ........................................            77                      427
                                                                                         -------                  -------
Net increase in cash and cash equivalents ........................................            77                      427
Cash and cash equivalents, beginning of year .....................................         1,752                    1,325
                                                                                         -------                  -------
Cash and cash equivalents, end of year ...........................................       $ 1,829                  $ 1,752
                                                                                         =======                  =======

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable

Item 9A(T). Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting because management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


Item 9B. Other Information

         Not applicable.

PART III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company
- Directors" and "Management of the Company - Executive Officers", "Committees of the Board of Directors-Audit Committee", and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2008 Annual Meeting of Shareholders (the "2008 Proxy Statement") is incorporated herein by reference.

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

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation," in the 2008 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement is incorporated herein by reference.

                                                                       Equity Compensation Plan Information


                                                            (a)                       (b)                        (c)
                                                    Number of securities                                Number of securities
                                                    to be issued upon         Weighted                  remaining available for
                                                    exercise of               exercise price of         future issuance under
                                                    outstanding options,      outstanding options,      equity compensation
                                                    warrants, and rights      warrants, and rights      plans, (excluding
                                                                                                        securities reflected in (a))
                                                    --------------------      --------------------      ----------------------------
Plan category

Equity compensation plans
 approved by security holders ...................         81,737                     $   17.98                   420,000

Equity compensation plans
 not approved by security  holders ..............              0                             0                         0
                                                         -------                     ---------                   -------

Total ...........................................         81,737                     $   17.98                   420,000


Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
           Independence.

         The information set forth under the captions "Governance Matters-Director Independence" and "Certain Relationships and Related Transactions" in the 2008 Proxy Statement is incorporated herein by reference. Members of our Audit Committee and Compensation Committee are all independent under NASDAQ Global Marketplace Rules. The entire Board serves as Nominating Committee, and all Board members are not independent under such rules.

Item 14. Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accounts-Fees Paid to Independent Auditors" and Audit Committee Pre-approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2008 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(1)  Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Changes in Stockholder's Equity
     Consolidated Statements of Cash Flows
     Notes to Financial Statements

(2)  Financial Statement Schedules - None

(3)  Description of Exhibits.

Exhibit No.                Description

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2 Form of Option Agreements with Barry L. Slider, dated as of December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4 February 2008 Salary Continuation Agreement between First South Bank and Barry L. Slider
10.4.1 February 2008 Endorsement Split Dollar Agreement between First South Bank and Barry L. Slider
10.4.2 June 21, 1996 Split Dollar Agreement between First South Bank and Barry L. Slider, as amended June 3, 1999, with note executed by Barry L. Slider

10.4.3         June 21, 1996 Split Dollar Agreement between First South Bank and
               V. Lewis Shuler,  as amended July 23, 1999, with note executed by
               V. Lewis Shuler
10.4.4 November 19, 1999 Salary Continuation Agreement between First South Bank and Barry L. Slider, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007
10.4.5 November 19, 1999 Split Dollar Agreement between First South Bank and the Trustee of the Barry L. Slider Irrevocable Trust Agreement
10.4.6         November 19, 1999 Salary  Continuation  Agreement  between  First
               South Bank and V. Lewis Shuler, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007
10.4.7 November 19, 1999 Split Dollar Agreement between First South Bank and V. Lewis Shuler
10.5 Amended and Restated Declaration of the Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank, National Association, Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004. (4)
10.7 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004. (4)
10.8           Registrant's Junior Subordinated Debt Security Due 2034. (4)
10.9           First South Bancorp, Inc., Incentive Stock Option Plan (5)
10.10 Employment Agreement among First South Bancorp, Inc., First South Bank, and Barry L. Slider

10.11          Form of Director  Retirement  Agreement  between First South Bank and each of Barry L.  Slider  and  each of  Directors  Harold  E.
               Fleming, Joel C. Griffin,  Roger A. F. Habisreutinger,  Herman E.
               Ratchford, Chandrakant V. Shanbhag, and David G. White.
21             Subsidiaries of Registrant (3)
23             Consent of Independent Registered Public Accounting Firm
31.1           Rule   13a-14(a)/15d-14(a)   Certifications  of  Chief  Executive
               Officer
31.2           Rule   13a-14(a)/15d-14(a)   Certifications  of  Chief  Financial
               Officer
32             Section 1350 Certifications

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

                               First South Bancorp, Inc.


March 26, 2008                 By: s/Barry L. Slider
                                ---------------------------------
                               Barry L. Slider
                               President and Chief Executive Officer


                               By: s/V. Lewis Shuler
                               --------------------------------
                               V. Lewis Shuler
                               Executive Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                   Title                      Date

 s/ Harold E. Fleming, M.D.
--------------------                Director                   March 26, 2008
Harold E. Fleming, M.D.


-------------------------           Director                   March 26, 2008
Joel C. Griffin

 s/ Roger A. F. Habisreutinger
-------------------------           Chairman,Director          March 26, 2008
Roger A. F. Habisreutinger

 s/ Herman E. Ratchford
--------------------------          Director                   March 26, 2008
Herman E. Ratchford

..s/ Chandrakant V. Shanbhag
-------------------------           Director                   March 26, 2008
Chandrakant V. Shanbhag

 s/ V. Lewis Shuler
--------------------------          Executive Vice President,  March 26, 2008
v. Lewis Shuler                     (Principal Financial and
                                     Principal Accounting
                                     Officer)
 s/ Barry L. Slider
--------------------------          President,                 March 26, 2008
Barry L. Slider                     Chief Executive Officer,
                                    Director

 s/ David G. White
--------------------------          Director                   March 26, 2008
David G. White

EXHIBIT INDEX

3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
4.1            Form of Common Stock Certificate(2)
10.1           First South Bank Stock Option Plan (3)
10.2 Form of Option Agreements with Barry L. Slider, dated as of December 31, 1998, December 31, 1997 and December 31, 1996. (3)
10.3           Option  Agreement  with  Barry L.  Slider,  dated as of April 17,
               1997(2)
10.4 February 2008 Salary Continuation Agreement between First South Bank and Barry L. Slider
10.4.1 February 2008 Endorsement Split Dollar Agreement between First South Bank and Barry L. Slider
10.4.2 June 21, 1996 Split Dollar Agreement between First South Bank and Barry L. Slider, as amended June 3, 1999, with note executed by Barry L. Slider

10.4.3         June 21, 1996 Split Dollar Agreement between First South Bank and
               V. Lewis Shuler,  as amended July 23, 1999, with note executed by
               V. Lewis Shuler
10.4.4 November 19, 1999 Salary Continuation Agreement between First South Bank and Barry L. Slider, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007
10.4.5 November 19, 1999 Split Dollar Agreement between First South Bank and the Trustee of the Barry L. Slider Irrevocable Trust Agreement
10.4.6         November 19, 1999 Salary  Continuation  Agreement  between  First
               South Bank and V. Lewis Shuler, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007
10.4.7 November 19, 1999 Split Dollar Agreement between First South Bank and V. Lewis Shuler
10.5 Amended and Restated Declaration of the Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank, National Association, Barry L. Slider and V. Lewis Shuler, dated as of January 30, 2004. (4)
10.6 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004. (4)
10.7 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of January 30, 2004. (4)
10.8           Registrant's Junior Subordinated Debt Security Due 2034. (4)
10.9           First South Bancorp, Inc., Incentive Stock Option Plan (5)
10.10 Employment Agreement among First South Bancorp, Inc., First South Bank, and Barry L. Slider

10.11          Form of Director  Retirement  Agreement  between First South Bank and each of Barry L.  Slider  and  each of  Directors  Harold  E.
               Fleming, Joel C. Griffin,  Roger A. F. Habisreutinger,  Herman E.
               Ratchford, Chandrakant V. Shanbhag, and David G. White.
21             Subsidiaries of Registrant (3)
23             Consent of Independent Registered Public Accounting Firm
31.1           Rule   13a-14(a)/15d-14(a)   Certifications  of  Chief  Executive
               Officer
31.2           Rule   13a-14(a)/15d-14(a)   Certifications  of  Chief  Financial
               Officer
32             Section 1350 Certifications

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