Form 10-Q
period 2008-03-31
FIRST SOUTH BANCORP INC
filed 2008-05-15
CIK 1097631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission File Number

000-28037

FIRST SOUTH BANCORP, INC.

(Exact Name of registrant as specified in its charter)

SOUTH CAROLINA	57-1086258
(State of Incorporation)	(IRS Employer Identification number)

1450 John B. White, Sr., Blvd.

Spartanburg, South Carolina 29306

(Address of Principal Executive Office)

(864) 595-0455

(Registrant’s Telephone Number)

Check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: Common Stock, no par value, 2,161,218 shares outstanding on May 9, 2008.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollar amounts in thousands)

	(Unaudited) Mar. 31 2008	Dec. 31, 2007
Assets:
Cash & due from banks	$3,162	$2,373
Due from banks—interest bearing	965	540
Investment securities:
Securities held to maturity	5,710	5,745
Securities available-for-sale	22,092	24,489
Loans	346,490	332,644
Less, allowance for loan losses	(3,820)	(3,700)

Loans—net	342,670	328,944
Property & equipment, net	6,929	7,012
Investment in FSBS Capital Trust	155	155
Bank owned life insurance	9,215	5,123
Other assets	4,911	4,494

Total assets	$395,809	$378,875

Liabilities
Deposits
Noninterest-bearing demand	$12,971	$11,514
Interest-bearing	295,720	283,597

Total deposits	308,691	295,111
Securities sold under repurchase agreements	1,358	3,849
Other borrowed funds	38,440	33,000
Demand notes issued to the U.S. Treasury	85	179
Subordinated debt	5,155	5,155
Other liabilities	1,892	2,086

Total liabilities	355,621	339,380

Shareholder’s equity
Common stock, no par value; 36,000,000 shares authorized, 2,161,218 and 2,161,218 outstanding, respectively	—	—
Paid-in capital	19,926	19,926
Retained earnings	19,861	19,377
Accumulated other comprehensive loss	401	192

Total shareholders’ equity	40,188	39,495

Total liabilities and shareholders’ equity	$395,809	$378,875

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

	(Unaudited) Three Months ended March 31
	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$6,284	$6,754
Investment securities	416	427
Interest bearing deposits	12	42

Total interest income	6,712	7,223

Interest expense
Deposits and borrowings	3,652	3,647

Net interest income	3,060	3,576
Provision for loan losses	(245)	(440)

Net interest income after provision	2,815	3,136

Noninterest income
Service charges on deposit accounts	53	55
Other income	183	218

Total noninterest income	236	273

Noninterest expenses
Salaries and benefits	1,490	1,303
Occupancy and equipment	278	245
Other	620	566

Total noninterest expense	2,388	2,114

Income before income taxes	663	1,295
Provision for income taxes	179	470

Net income	$484	$825

Basic per share earnings	$0.22	$0.38

Diluted earnings per common share	$0.22	$0.38

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	(Unaudited) Three Months ended March 31,
	2008	2007
Net income	$484	$825
Other comprehensive income:
Change in unrealized holdings gains & losses on available for sale securities	337	74
Income tax expense on other comprehensive income	(128)	(28)

Total other comprehensive income	209	46

Comprehensive income	$693	$871

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$484	$825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	245	440
Depreciation	124	105
Net amortization of securities and other assets	4	4
Gain on sale of investments	(2)	—
Increase in cash surrender value of life insurance	(92)	(8)
Increase in other assets	103	386
Increase (decrease) in accrued expenses and other liabilities	(323)	112

Net cash provided by operating activities	543	1,864

Investing Activities
Purchase of restricted FHLB stock	(291)	(345)
Proceeds from MBS principal paydowns	62	110
Proceeds from matured available for sale securities	3,000	—
Purchase of bank owned life insurance	(4,000)	—
Origination of loans, net of principal collected	(14,494)	(7,475)
Purchase of premises and equipment	(41)	(1,197)

Net cash used in investing activities	(15,764)	(8,907)

Financing Activities
Net increase (decrease) in deposits	13,580	(11,752)
Net decrease in retail repurchase agreements	(2,491)	(1,153)
Net increase in other borrowings	5,346	9,910

Net cash provided (used in) by financing activities	16,435	(2,995)

Net (decrease) increase in cash and cash equivalents	1,214	(10,038)
Cash and cash equivalents, beginning of period	2,913	15,682

Cash and cash equivalents, ending of period	$4,127	$5,644

See notes to unaudited consolidated financial statements.

Note 1 – Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, please refer to the consolidated financial statements and footnotes thereto for First South Bancorp’s, Inc. (the “Company”) and the Company’s wholly owned subsidiary, First South Bank’s (the “Bank”) fiscal year ended December 31, 2007, contained in the Company’s 2007 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Earnings per Share

Earnings per share has been determined under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2008 and 2007, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,161,218 and 2,155,538, respectively.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank prior to 2006. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007 (Dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2008	2007
Net Income	$484	$825
Weighted average outstanding shares	2,161,218	2,155,538
Dilutive effect of stock options	20,410	32,419

Weighted average diluted shares	2,181,628	2,187,957
Diluted earnings per share	$0.22	$0.38

Note 3 – Impact of Recently Issued Accounting Standards

The FASB issued SFAS No. 157, Fair Value Measurements, which became effective for the Company on January 1, 2008. SFAS No 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. The Company expanded its disclosures to comply with this new standard.

In September, 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Opinion No. 12, Omnibus Opinion – 1967. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 became effective for the Company on January 1, 2008. The adoption of EITF 06-4 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 became effective for the Company on January 1, 2008. The adoption of EITF 06-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No, 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 became effective for the Company on January 1, 2008. The adoption of EITF 06-10 did not have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. Staff Accounting Bulletin No. 109 became effective for the Company on January 1, 2008. The adoption of Staff Accounting Bulletin No. 109 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 14I(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141 (R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Other Borrowed Funds

Other borrowed funds consisted of advances from the FHLB and treasury, tax and loan accounts.

Advances from the FHLB consisted of the following at March 31, 2008:

(Amounts in thousands)	Interest Rate	2008 Balance
Description
Variable rate, daily rate credits:	3.00%	$8,440
Fixed rate, convertible advances maturing:
April 5, 2017	4.115%	10,000
April 5, 2017	4.06%	5,000
Fixed rate advances maturing:
May 7, 2009	4.41875%	15,000

		$38,440

Variable rate, daily rate credits increased by $5.440 million during the first quarter of 2008. As collateral for all outstanding advances, the Company pledges its qualifying first mortgage loans as well as FHLB stock held by the Company. At March 31, 2008 the Company had qualifying collateral with the FHLB of $40.882 million with a remaining availability of $2.442 million.

Note 5 – Fair Value Measurement SFAS No. 157

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at March 31, 2008.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and local obligations and mortgage-backed securities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at March 31, 2008.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the established allowance for loan losses is evaluated for what portion of the allowance should be identified with the impaired loan. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. As of March 31, 2008 the Company had $595 thousand of loans in nonaccrual status, of which no adjustments were made for fair value.

The following table summarizes the Company’s financial instruments that were measured at fair value as of March 31, 2008.

(Dollars in thousands) Description of Financial Instrument	March 31, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities Available for Sale	$22,092	$—	$22,092	$—

Total	$22,092	$—	$22,092	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein and in the Company’s 2007 annual report on Form 10-K. Because the Bank is responsible for all of the Company’s operations, the discussion will refer to the results of operations of the Bank.

Forward Looking Statements

Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as “estimate”, “project”, “intend”, “expect”, “believe”, “anticipate”, “plan”, and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

¡	The Company’s growth and ability to maintain growth;

¡	government monetary and fiscal policies, as well as legislative and regulatory changes;

¡	the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

¡

the effects of competition from other financial institutions operating in the Company’s market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally;

¡	changes in or differences between accrual results and assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and

¡	loss of consumer confidence and economic disruptions resulting from terrorist activities.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2007.

Net Income

For the first three months of 2008, the Company earned a net income of approximately $484 thousand, or $.22 per diluted share, compared to approximately $825 million, or $.38 per diluted share, for the same period in

2007. Earnings per share decreased by 42.1%. The decrease in net income of 41.4% is attributed to several factors including a 14.4% decrease in net interest income from $3.6 million during the first three months in 2007 to $3.1 million during the same period in 2008. The provision for loan losses decreased from $440 thousand in the first quarter of 2007 to $245 thousand during the same period in 2008. Noninterest income decreased 13.6% from $273 thousand in 2007 to $236 thousand during the first three months of 2008. The decrease of $37 thousand resulted from a $35 thousand decrease in other income, of which $111 thousand was a decrease in the gain from the sale of bank owned assets and a decrease in brokerage service commissions of $22 thousand, offset by a $83 thousand increase in earnings on bank owned life insurance and a $12 thousand increase in mortgage loan fees. Noninterest expense experienced a 13.0% increase from $2.1 million in the first quarter of 2007 to $2.4 million in the same period in 2008. This increase was primarily attributed to the increase in salaries and benefits expense of $187 thousand, an increase in occupancy and equipment of $33 thousand, and an increase in other expenses of $54 thousand from the first quarter of 2007. With the total number of full-time equivalent employees increasing by 4 in 2008 from 2007, 70 versus 66, respectively, the increased personnel expense is primarily attributable to the increase in the number of employees in 2008 as compared to the same period in 2007. The increase in occupancy and equipment in the first quarter of 2008 as compared to the same quarter in 2007 is primarily the result of an increase in premises depreciation of $10 thousand, and an increase in equipment maintenance contracts of $24 thousand. The increase in other expenses in the first three months of 2008 as compared to the first three months of 2007 is primarily the result of an increase in director’s benefits of $55 thousand.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the first quarter of 2008 were 0.50% and 4.89%, respectively.

Table One

	Selected Earnings Ratios at or for the Quarter Ending March 31,
	2008	2007
Return on Average Assets	0.50%	0.96%
Return on Average Equity	4.89%	9.14%
Average Shareholders’ Equity as a Percentage of Average Assets	10.27%	10.47%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of the Company’s income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest-bearing liabilities, primarily deposits. Net interest income for the first three months of 2008 decreased from that of the same period in 2007 by $516 thousand, or 14.4%. This decrease can be largely attributed to the change in the economic environment between the first quarter of 2007 and 2008. During the first quarter of 2007, interest rates were stable, and the repricing frequency of interest-bearing liabilities, especially in the area of time deposits, exceeded that of earning assets. During the first quarter of 2008 when interest rates were declining, the repricing of interest earning assets exceeded that of interest bearing liabilities. The extent to which the earnings in 2008 were negatively impacted by the change in the economic environment between the two first quarter periods is shown in Table Two. The average yield on earning assets decreased in 2008 over that of 2007 by 139 basis points (7.29% - 8.68%), while the cost of interest-bearing liabilities between the two periods decreased 61 basis points (4.35% - 4.96%). The effect of the changes between the two first quarter periods resulted in a 78 basis point (2.94% - 3.72%) decrease in the interest spread from 2007 to 2008.

In addition to the effect on net interest income of changes in the economic environment between comparative periods is the increased competition which has recently occurred in each of the Company’s market areas. New community banks and new branch offices of older banks in the Spartanburg, Columbia, Greenville, and Bluffton areas of South Carolina have increased the interest expense of interest-bearing liabilities and reduced the interest income of loans. The most notable evidence of the effect of this competition on the Company’s consolidated balance sheet is demonstrated in the change from December 31, 2007, to March 31, 2008, is the increase of $5.4 million in other borrowed funds on a variable rate (daily rate) credit basis from the FHLB of Atlanta of which the Bank is a member. These borrowings are in addition to $30 million of fixed rate borrowings the Company has with the Federal Home Loan Bank as of March 31, 2008.

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three month periods ended March 31, 2008 and 2007.

Table Two

	Net Interest Income and Average Balance Analysis for the Three Months Ended March 31, 2008 and 2007 (Amounts in thousands)
	Average Balance		Interest Income/Expense		Average Yield/Cost (1)
	2008	2007	2008	2007	2008	2007
Interest-Earning Assets
Int. Bearing Due from Banks	$1,361	$3,028	$12	$42	3.55%	5.63%
Investments	28,773	33,306	416	427	5.81%	5.20%
Loans	340,116	301,111	6,284	6,754	7.43%	9.10%

Total Interest Earning Assets	370,250	337,445	6,712	7,223	7.29%	8.68%

Noninterest-Earning Assets
Cash & Due From Banks	3,218	4,584
Allowance for Loan Losses	(3,752)	(3,321)
Investments: Fair Value	497	(184)
Premises & Equipment	6,991	5,358
Investment in unconsolidated subsidiary	155	155
Interest Receivable & Other	13,528	5,614

Total Noninterest-Earning Assets	20,637	12,206

TOTAL ASSETS	$390,887	$349,651

Interest-Bearing Liabilities
NOW Accounts	$23,037	$28,221	$125	$252	2.18%	3.62%
Money Market & Savings	65,328	62,108	512	716	3.15%	4.68%
Time Deposits & IRAs	205,154	198,963	2,536	2,528	4.97%	5.15%
Fed funds and Purchased and Repos	2,110	1,515	10	17	1.91%	4.55%
Other Borrowed Funds	36,511	2,200	378	30	4.16%	5.53%
Subordinated Debt	5,155	5,155	90	102	7.02%	8.02%
Demand Notes Issued to Treasury	111	152	1	2	3.62%	5.34%

Total Interest-Bearing Liabilities	337,406	298,314	3,652	3,647	4.35%	4.96%

Noninterest-Bearing Liabilities
Demand Deposits	11,309	12,973
Interest Payable	1,124	1,125
Other Liabilities	922	630

Total Noninterest-Bearing Liabilities	13,355	14,728

Stockholders’ Equity	40,126	36,609

TOTAL LIABILITIES & EQUITY	$390,887	$349,651

Net Interest Income			$3,060	$3,576

Net Yield on Earning Assets					3.32%	4.30%
Interest Rate Spread					2.94%	3.72%

(1)	Annualized

Noninterest Income

Noninterest income for the first three months of 2008 decreased $37 thousand, or 13.6%, from the $273 thousand amount recorded during the first three months in 2007. The decrease can be primarily attributed to the decrease in the Other Noninterest Income category shown in Table Three below. The decrease is composed of a decrease in the gain on sale of bank owned assets of $111 thousand, or 98.1%, offset by an increase in income from bank owned life insurance of $83 thousand, or 717.9%.

Table Three provides a three month 2008 to 2007 comparison of various categories of noninterest income.

Table Three

	Summary of Total Noninterest Income for the Three Months Ended March 31 2008 and 2007 (Amounts in thousands)
	2008	2007
Service Charges on Deposit Accounts	$53	$55
Commissions & Fees	71	76
Other Noninterest Income	112	142

Total	$236	$273

Noninterest Expense

Noninterest expense for the first three months of 2008 increased by $274 thousand, or 13.0%, over the first three months total in 2007 of $2.1 million. The increase in salaries and employee benefits, occupancy and equipment, and the increase in other noninterest expenses were the primary reasons for the overall increase in noninterest expense. Salaries and benefits increased 14.4% from the first three months 2007 total of $1.3 million. This increase was primarily the result of an increase in the number of employees from 66 to 70 during the period ending March 31, 2007 to March 31, 2008. The 13.5% increase in occupancy and equipment expense of $33 thousand in the first quarter in 2008 as compared to the same quarter in 2007 is primarily the result of an increase in premises depreciation of $10 thousand, or 22.3%, and an increase in equipment maintenance contracts of $24 thousand, or 264.5%. Other noninterest expenses increased 9.5% from the first three months 2007 total of $566 thousand. This increase is primarily the result of an increase in director’s benefits of $55 thousand in 2008 compared to zero for the same period in 2007.

Table Four provides a three month 2008 to three month 2007 comparison of the various categories of noninterest expense.

Table Four

	Summary of Total Noninterest Expense For the Three Months Ended March 31 2008 and 2007 (Amounts in thousands)
	2008	2007
Salaries & Employee Benefits	$1,490	$1,303
Occupancy & Equipment	278	245
Other non-interest expense	620	566

Total	$2,388	$2,114

Income Taxes

Provision for income taxes for the three months ended March 31, 2008 was $179 thousand as compared to $470 thousand in 2007 during the same period, a 61.8% decrease. This decrease was due to the overall decrease in income before taxes of $632 thousand, or 48.8% and an increase of $43 thousand for deferred tax benefits, in 2008 as compared to that of 2007.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first three months of 2008 there were $3 million in called investment portfolio holdings, as compared to the same period in 2007. The annual yield of the investment portfolio, during the first quarter of 2008, increased by 60 basis points to 5.80% from 5.20%.

Table Five

	Analysis of Investment Securities (Amounts in thousands)
	Available-for-Sale		Held-for-Investment
December 31, 2007	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,001	$—	$—
Due from one to five years	2,998	3,001	—	—
Due from five to 10 years	6,500	6,693	4,999	5,078
Due after ten years	11,123	11,237	—	—
Mortgage backed securities	437	436	262	266
Equity securities	2,121	2,121	484	627

	$24,179	$24,489	$5,745	$5,971

	Available-for-Sale		Held-for-Investment
March 31, 2008	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,011	$—	$—
Due from one to five years	2,500	2,570	—	—
Due from five to 10 years	4,000	4,237	4,999	5,095
Due after ten years	11,123	11,447	—	—
Mortgage backed securities	410	415	227	229
Equity securities	2,412	2,412	484	612

	$21,445	$22,092	$5,710	$5,936

Loan portfolio

From December 31, 2007 to March 31, 2008 total loans grew from $333.2 million to $346.9 million, or 4.1%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans increased by 1.7% of the total portfolio from 83.1% on December 31, 2007 to 84.8% on March 31, 2008. Commercial and industrial loans decreased by 1.4% as a percentage of the loan portfolio from 16.51% on December 31, 2007 to 15.11% as of March 31, 2008.

As shown in Table Seven, Variable Rate Loans comprised 73.1% of the total loan portfolio.

On March 31, 2008, there were six loans totaling $595 thousand on non-accrual status.

Table Six

	Analysis of Loans (Amounts in thousands)
	March 31, 2008		December 31, 2007
Real Estate:
Construction/Land Development	$60,855	17.55%	$48,714	14.62%
1-4 Family Residential Properties	74,849	21.58%	66,632	20.00%
Multifamily Residential Properties	4,998	1.44%	4,992	1.50%
Nonfarm Nonresidential Properties	150,447	43.37%	153,508	46.08%
Other Real Estate Loans	2,988	0.85%	3,129	0.94%
Commercial & Industrial	52,408	15.11%	55,013	16.51%
Consumer	341	0.10%	1,167	0.35%

Total	$346,886	100.00%	$333,155	100.00%

Table Seven

	Analysis of Loan Maturities and Repricing Frequency as of March 31, 2008 (Amounts in thousands)
	Within 3 Months	>3 Months 12 Months	>1 Year 3 Years	>3 Years 5 Years	Over 5 Years	Total
Variable Rate Loans	$253,515	$—	$—	$—	$—	$253,515
Fixed Rate Loans	7,091	9,553	41,902	31,143	3,682	93,371

Total Loans	$260,606	$9,553	$41,902	$31,143	$3,682	$346,886

Excludes deferred loan fees of $396 thousand.

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based on a model that assigns a risk rating to each individual loan and considers the loss risks associated with the various categories of loans in relationship to the current and forecasted economic environment. Management also monitors the overall loan portfolio, as well as the level of reserves being maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Of the $245 thousand provision amount credited to the loan loss reserve during the first quarter of 2008, $125 thousand or 51.0%, of the total was credited as a replacement of reserves covering the amount of net loan losses during the quarter. $120 thousand, or 49.0%, of the total provision amount credited during the quarter was made to cover loan growth. Table Eight provides the results of the year-to-date analysis for the quarters ending March 31, 2008 and 2007, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight

	Analysis of the Allowance for Loan Losses for the Three Months Ended March 31
	2008	2007
Balance at Beginning of Period	$3,700	$3,275
Provision Charged to Operations	245	440
Loans Charged-Off	196	370
Loan Recoveries	71	5

Balance at End Of Period	$3,820	$3,350

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank’s earning assets and interest bearing liabilities within defined time periods is referred to as “gap” analysis. The Bank’s Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At March 31, 2008, the cumulative one-year gap for the Bank was negative, or liability sensitive, $55.9 million. At March 31, 2008, the cumulative five-year gap for the Bank was positive $35.0 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed, while interest-bearing liabilities reprice faster than assets in a negative gap position. The Bank’s gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank’s markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for March 31, 2008.

Table Nine

	Distribution of Interest-Earning Assets and Interest-Bearing Liabilities Repricing Schedule as of March 31, 2008 (Amounts in thousands)
	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Interest Earning Assets

Due From Banks	$965	$—	$—	$965
Investment Securities*	1,011	2,570	21,809	25,390
FHLB Stock	2,412	—	—	2,412
Loans**	270,159	73,045	3,682	346,886

Total	$274,547	$75,615	$25,491	$375,653

Interest Bearing Liabilities

NOW Accounts	$22,732	$—	$—	$22,732
Savings & MMIA	69,724	—	—	69,724
Time Deposits: $100m & greater	77,736	3,809	—	81,545
Time Deposits: <$100m	115,270	6,449	—	121,719
Repurchase Agreements	1,358	—	—	1,358
Other Borrowed Funds***	43,525	—	—	43,525

Total	$330,345	$10,258	$—	$340,603

Period Gap	$(55,798)	$65,357	$25,491	$35,050

Cumulative Gap	$(55,798)	$9,559	$35,050

Period Gap Ratios:
Interest Sensitive Assets to
Interest Sensitive Liabilities	(83.0)%	737.1%	0.0%

Cumulative Gap Ratios:
Interest Sensitive Assets to
Interest Sensitive Liabilities	(83.0)%	102.8%	110.3%

Time Deposits	3 Months & Less	Over 3 Months to 12 Months	Over One Year	Total
$100,000 and Greater	$24,299	$53,437	$3,809	$81,545

*	- Amortized Cost

**	- Excludes deferred loan fees of $396 thousand.

***	- Net of investment in FSBS Capital Trust of $155.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 50.4% of total assets at March 31, 2008. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta, and the Bank’s borrowings from that institution increased by $5.4 million for the first quarter of 2008. These borrowings were made on a variable rate (daily rate) credit basis. The Bank also has $12 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank’s overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The most significant contributors to the difference between Tier 1 Capital between the Company and the Bank at March 31, 2008, are the $5 million Trust Preferred issuance proceeds, considered Tier 1 Capital at the holding company level and Tier 2 Capital at the bank level, the $1.829 million received from the exercise of stock options, which is in compliance with the Board’s intention to keep at this time that amount of capital at the holding company level, and a deposit on the purchase of other real estate owned by the holding company for $5 thousand.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed “prompt corrective action” upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At March 31, 2008 the Company and the Bank met all of their applicable capital requirements.

The Bank’s and Company’s March 31, 2008 capital ratios are presented in the following table, compared with the “well capitalized” and minimum ratios under the FDIC regulatory definitions and guidelines:

The Bank

As of March 31, 2008	Actual		For Capital Adequacy Purposes Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets)	$46,761	13.36%	$28,009	8.00%	$35,012	10.00%
Tier I Capital (To Risk Weighted Assets)	$38,041	10.87%	$14,005	4.00%	$21,007	6.00%
Tier I Capital (To Average Assets)	$38,041	9.72%	$15,648	4.00%	$19,560	5.00%

The Holding Company

	Actual		Minimum
As of March 31, 2008	Amount	Ratio	Amount	Ratio
Total Capital (To Risk Weighted Assets)	$48,607	13.88%	$28,023	8.00%
Tier I Capital (To Risk Weighted Assets)	$44,787	12.79%	$14,012	4.00%
Tier I Capital (To Average Assets)	$44,787	11.46%	$15,635	4.00%

Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At March 31, 2008, the Bank had issued commitments to extend credit of $67.6 million through various types of lending arrangements. Of these commitments, 70.9%, or $47.9 million, expire within one year, and 29.1%, or $19.7 million, expiring in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.T - Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Not required for smaller reporting companies.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
10.4	February 2008 Salary Continuation Agreement between First South Bank and Barry L. Slider (1)

10.4.1	February 2008 Endorsement Split Dollar Agreement between First South Bank and Barry L. Slider (1)

10.4.2	June 21, 1996 Split Dollar Agreement between First South Bank and Barry L. Slider, as amended June 3, 1999, with note executed by Barry L. Slider (1)

10.4.3	June 21, 1996 Split Dollar Agreement between First South Bank and V. Lewis Shuler, as amended July 23, 1999, with note executed by V. Lewis Shuler (1)

10.4.4	November 19, 1999 Salary Continuation Agreement between First South Bank and Barry L. Slider, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007 (1)

10.4.5	November 19, 1999 Split Dollar Agreement between First South Bank and the Trustee of the Barry L. Slider Irrevocable Trust Agreement (1)

10.4.6	November 19, 1999 Salary Continuation Agreement between First South Bank and V. Lewis Shuler, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007 (1)

10.4.7	November 19, 1999 Split Dollar Agreement between First South Bank and V. Lewis Shuler (1)

31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to Form 10-K for the year ended December 31, 2007

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First South Bancorp, Inc.

/s/ Barry L. Slider
May 9, 2008	Barry L. Slider, President and CEO

/s/ V. Lewis Shuler
V. Lewis Shuler, Executive Vice President
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications