Form 10-Q
period 2008-06-30
FIRST SOUTH BANCORP INC
filed 2008-08-12
CIK 1097631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: Common Stock, no par value, 2,161,218 shares outstanding on August 12, 2008.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	Jun. 30, 2008	Dec. 31, 2007
Assets:

Cash & due from banks	$6,453	$2,373

Due from banks – interest bearing	4,855	540

Investment securities:
Securities held to maturity	3,677	5,745
Securities available-for-sale	26,180	24,489
Loans	358,343	332,644
Less, allowance for loan losses	(4,000)	(3,700)

Loans – net	354,343	328,944

Property & equipment, net	6,841	7,012

Investment in FSBS Capital Trust	155	155

Bank owned life insurance	9,321	5,123

Other assets	8,187	4,494

Total assets	$420,012	$378,875

Liabilities
Deposits
Noninterest-bearing demand	$15,467	$11,514
Interest-bearing	324,735	283,597

Total deposits	340,202	295,111

Securities sold under repurchase agreements	1,266	3,849
Other borrowed funds	30,000	33,000
Demand notes issued to the U.S. Treasury	213	179
Subordinated debt	5,155	5,155
Other liabilities	2,748	2,086

Total liabilities	379,584	339,380

Shareholder’s equity
Common stock, no par value; 36,000,000 shares authorized 2,161,218 and 2,161,218 outstanding, respectively	—	—
Paid-in capital	19,926	19,926
Retained earnings	20,398	19,377
Accumulated other comprehensive loss	104	192

Total shareholders’ equity	40,428	39,495

Total liabilities and shareholders’ equity	$420,012	$378,875

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

	(Unaudited) Three Months ended June 30		(Unaudited) Six Months ended June 30
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$5,768	$6,763	$12,052	$13,516
Investment securities	404	405	820	831
Interest bearing deposits	16	149	28	191

Total interest income	6,188	7,317	12,900	14,538

Interest expense
Deposits and borrowings	3,286	3,821	6,938	7,467

Net interest income	2,902	3,496	5,962	7,071

Provision for loan losses	(190)	(461)	(435)	(901)

Net interest income after provision	2,712	3,035	5,527	6,170

Noninterest income
Service charges on deposit accounts	64	60	117	114
Gain on sale of Bank owned assets	28	69	30	182
Other income	277	97	458	202

Total noninterest income	369	226	605	498

Noninterest expenses
Salaries and benefits	1,467	1,279	2,988	2,581
Occupancy and equipment	273	259	551	504
Other expense	510	568	1,099	1,132

Total noninterest expense	2,250	2,106	4,638	4,217

Income before income taxes	831	1,155	1,494	2,451

Provision for income taxes	294	416	473	886

Net income	$537	$739	$1,021	$1,565

Basic per share earnings	$0.25	$0.34	$0.47	$0.72

Diluted earnings per common share	$0.25	$0.34	$0.47	$0.72

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	(Unaudited) Three Months ended June 30,		(Unaudited) Six Months ended June 30,
	2008	2007	2008	2007
Net income	$537	$739	$1,021	$1,565

Other comprehensive loss:

Change in unrealized holdings gains & losses on available for sale securities	(478)	(194)	(142)	(120)

Income tax expense benefit on other comprehensive loss	182	74	54	46

Total other comprehensive loss	(296)	(120)	(88)	(74)

Comprehensive income	$241	$619	$933	$1,491

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	(Unaudited) Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$1,021	$1,565

Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	435	901
Depreciation	249	214
Gain on sale of investments	(3)	(3)
Net amortization of securities and other assets	8	8
Increase in cash surrender value of life insurance	(197)	(17)
Decrease in other assets	441	827
Increase (decrease) in accrued expenses and other liabilities	716	(148)

Net cash provided by operating activities	2,670	3,347

Investing Activities
Purchase of securities available for sale	(5,000)	(1,000)
Proceeds (purchase) from restricted FHLB stock	89	(570)
Proceeds from MBS principal paydowns	150	184
Proceeds from matured or called available for sale securities	5,000	4,000
Purchase of bank owned life insurance	(4,000)	—
Origination of loans, net of principal collected	(29,977)	(15,109)
Purchase of premises and equipment	(78)	(1,493)

Net cash used in investing activities	(33,816)	(13,988)

Financing Activities
Net increase (decrease) in deposits	45,091	(1,516)
Net decrease in retail repurchase agreements	(2,584)	(699)
Proceeds from exercise of stock options	—	74
Net increase (decrease) in other borrowings	(2,966)	14,867

Net cash provided by financing activities	39,541	12,726

Net increase in cash and cash equivalents	8,395	2,085

Cash and cash equivalents, beginning	2,913	15,682

Cash and cash equivalents, ending	$11,308	$17,767

See notes to unaudited consolidated financial statements.

Note 1. Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, please refer to the consolidated financial statements and footnotes thereto for First South Bancorp’s, Inc. (the “Company”) and the Company’s wholly owned subsidiary, First South Bank’s (the “Bank”) fiscal year ended December 31, 2007, contained in the Company’s 2007 Annual Report on Form 10-K.

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

Note 2 – Earnings per Share

Earnings per share has been determined under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2008 and 2007, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,161,218 and 2,160,785, respectively.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank prior to 2006. The following is a summary of the diluted earnings per share calculation for the three months ended June 30, 2008 and 2007 (Dollars in thousands, except share and per share data):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Net Income	$537	$739	$1,021	$1,565
Weighted average outstanding shares	2,161,218	2,160,785	2,161,218	2,158,176

Basic earnings per share	$0.25	$0.34	$0.47	$0.72

Weighted average outstanding shares	2,161,218	2,160,785	2,161,218	2,158,176
Dilutive effect of stock options	16,794	28,769	18,642	29,094

Weighted average diluted shares	2,178,012	2,189,554	2,179,860	2,187,270

Diluted earnings per share	$0.25	$0.34	$0.47	$0.72

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 also allows for the deferral of the Fair Value Option for non-financial assets, including Other Real Estate Owned. The Company has elected the deferral option for qualifying non-financial assets, including Other Real Estate Owned. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. SAB 109 became effective for the Company on January 1, 2008. The adoption of SAB 109 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

On June 16, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. EITF 03-6-1 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of EITF 03-6-1 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Other Borrowed Funds

Other borrowed funds consisted of advances from the FHLB and treasury, tax and loan accounts.

Advances from the FHLB consisted of the following at June 30, 2008:

(Amounts in thousands)
Description	Interest Rate	2008 Balance
Fixed rate, convertible advances maturing:
April 5, 2017	4.115%	10,000
April 5, 2017	4.06%	5,000
Fixed rate advances maturing:
May 7, 2009	4.41875%	15,000

		$30,000

There were no variable rate, daily rate credits outstanding as of June 30, 2008. As collateral for all outstanding advances, the Company pledges its qualifying first mortgage loans as well as FHLB stock held by the Company. At June 30, 2008 the Company had qualifying collateral with the FHLB of $39.926 million with a remaining availability of $9.926 million.

Note 5 – Fair Value Measurement SFAS No. 157

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The Company elected to delay the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, as allowed by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at June 30, 2008.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and local obligations and mortgage-backed securities.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at June 30, 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the established allowance for loan losses is evaluated for what portion of the allowance should be identified with the impaired loan. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. As of June 30, 2008 the Company had $1.177 million of loans in nonaccrual status, of which no adjustments were made for fair value.

The following table summarizes the Company’s financial instruments that were measured at fair value as of June 30, 2008.

(Dollars in thousands) Description of Financial Instrument	June 30, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities Available for Sale	$26,180	$—	$26,180	$—

Total	$26,180	$—	$26,180	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended. Words such as “estimate”, “project”, “intend”, “expect”, “believe”, “anticipate”, “plan”, and similar expressions identify forward looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s new offices, future business prospects, revenues, working capital, liquidity, capital needs, adequacy of allowance for loan losses, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

•	The Company’s growth and ability to maintain growth;

•	government monetary and fiscal policies, as well as legislative and regulatory changes;

•	the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

•

the effects of competition from other financial institutions operating in the Company’s market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally;

•	changes in or differences between accrual results and assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and

•	loss of consumer confidence and economic disruptions resulting from terrorist activities.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2007, AND SIX MONTH PERIOD ENDED JUNE 30, 2008, COMPARED TO JUNE 30, 2007.

Net Income

For the quarter ended June 30, 2008, the Company earned a net income of approximately $537 thousand, or $.25 per diluted share, compared to approximately $739 million, or $.34 per diluted share, for the same period in 2007. Earnings per share decreased by 26.5%. The decrease in net income of 27.3% is attributed to several factors including a 17.0% decrease in net interest income from $3.5 million during the second quarter in 2007 to $2.9 million during the same period in 2008. The provision for loan losses decreased from $461 thousand in the second quarter of 2007 to $190 thousand during the same period in 2008. Noninterest income increased 63.3% from $226 thousand in 2007 to $369 thousand during the second quarter of 2008. The increase of $143 thousand resulted from a $180 thousand increase in other income, of which was a $97 thousand increase in earnings on bank owned life insurance, combined with a decrease of $41 thousand in gain on sale of Bank owned assets. Noninterest expense experienced a 6.8% increase from $2.1 million in the second quarter of 2007 to $2.3 million in the same period in 2008. This increase was primarily attributed to the increase in salaries and benefits expense of $188 thousand, an increase in occupancy and equipment of $14 thousand, and a decrease in other expenses of $58 thousand from the second quarter of 2007. With the total number of full-time equivalent employees increasing by 5 in 2008 from 2007, 71 versus 66, respectively, the increased personnel expense is primarily attributable to the increase in the number of employees in 2008 as compared to the same period in 2007. The increase in occupancy and equipment in the second quarter of 2008 as compared to the same quarter in 2007 is primarily the result of an increase in premises depreciation of $9 thousand, and an increase in equipment maintenance contracts of $10 thousand. The increase in other expenses in the second quarter of 2008 as compared to the same period in 2007 is primarily the result of an increase in director’s benefits of $55 thousand, an increase in other outside services of $12 thousand, an increase in FDIC assessments of $44 thousand, and an increase in legal expenses of $24 thousand offset by a decrease in other loan related expenses of $77 thousand.

For the six month period ending June 30, 2008, the Company earned a net income of approximately $1.021 million, or $.47 per diluted share, compared to approximately $1.565 million, or $.72 per diluted share, for the same period in 2007. Earnings per share decreased by 34.7%. The decrease in net income of 34.8% is attributed to several factors including a 15.7% decrease in net interest income from $7.1 million during the six month period ending June 30, 2007 to $6.0 million during the same period in 2008. The provision for loan losses decreased from $901 thousand during the six month period ending June 30, 2007 to $435 thousand during the same period in 2008. Noninterest income increased 21.5% from $498 thousand in 2007 to $605 thousand during the six month period ending June 30, 2008. The increase of $107 thousand resulted from a $256 thousand increase in other income, of which was a $181 thousand increase in earnings on bank owned life insurance and a $75 thousand increase in letter of credit fees, offset by a decrease in gain on sale of Bank owned assets of $152 thousand. Noninterest expense experienced a 10.0% increase from $4.2 million in the second quarter of 2007 to $4.6 million in the same period in 2008. This increase was primarily attributed to the increase in salaries and benefits expense of $407 thousand, an increase in occupancy and equipment of $47 thousand, and a decrease in other expenses of $33 thousand from the same period in 2007. With the total number of full-time equivalent employees increasing by 5 in 2008 from 2007, 71 versus 66, respectively, the increased personnel expense is primarily attributable to the increase in the number of employees in 2008 as compared to the same period in 2007. The increase in occupancy and equipment in the six month period ending June 30, 2008 as compared to the same period in 2007 is primarily the result of an increase in premises depreciation of $19 thousand, and an increase in equipment maintenance contracts of $33 thousand. The increase in other expenses for the period ending June 30, 2008 as compared to the same period in 2007 is primarily the result of an increase in director’s benefits of $110 thousand, an increase in director’s fees of $24 thousand, an increase in other outside services of $18 thousand, an increase in FDIC assessments of $51 thousand, and an increase in legal expenses of $44 thousand offset by a decrease in other loan related expenses of $77 thousand and a decrease in loss on sale of bank owned assets of $136 thousand.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period. Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the second quarter of 2008 were 0.54% and 5.34%, respectively. For the six months ending June 30, 2008 as is shown in Table One, ROAA and ROAE were 0.52% and 5.08%, respectively.

Table One

	Selected Earnings Ratios
	For three months ending June 30,		For six months ending June 30,
	2008	2007	2008	2007
Return on Average Assets	0.53%	0.83%	0.52%	0.89%

Return on Average Equity	5.32%	8.01%	5.08%	8.53%

Dividend Payout Ratio	N/A	N/A	N/A	N/A

Average Shareholders’ Equity as a Percentage of Average Assets	10.00%	10.42%	10.14%	10.42%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of the Company’s income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest-bearing liabilities, primarily deposits. Net interest income for the six months ending June 30, 2008 decreased from that of the same period in 2007 by $1.109 million, or 15.7%. This decrease can be largely attributed to the change in the economic environment between the first six months of 2007 and 2008. During the first six months of 2007, interest rates were stable, and the repricing frequency of interest-bearing liabilities, especially in the area of time deposits, exceeded that of earning assets. During the first six months of 2008 when interest rates were declining, the repricing of interest earning assets exceeded that of interest bearing liabilities. The extent to which the earnings in 2008 were negatively impacted by the change in the economic environment between the first six months of 2008 and the first six months of 2007 is shown in Table Two. The average yield on earning assets decreased in 2008 over that of 2007 by 169 basis points (8.56% – 6.87%), while the cost of interest-bearing liabilities between the two periods decreased 92 basis points (4.97% – 4.05%). The effect of the changes between the two periods resulted in a 77 basis point (3.59% – 2.82%) decrease in the interest spread from 2007 to 2008.

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

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the six month periods ended June 30, 2008 and 2007.

Table Two

Net Interest Income and Average Balance Analysis

for the Six Months Ended June 30,

2008 and 2007

(Amounts in thousands)

	Average Balance		Interest Income/Expense		Average Yield/Cost (1)
	2008	2007	2008	2007	2008	2007
Interest-Earning Assets

Due from Banks	$2,532	$7,463	$28	$191	2.22%	5.16%
Investments	28,119	31,908	820	831	5.86%	5.25%
Loans	347,116	302,941	12,052	13,516	6.98%	9.00%

Total Interest Earning Assets	377,767	342,312	12,900	14,538	6.87%	8.56%

Non-interest-Earning Assets
Cash & Due From Banks	3,129	4,670
Allowance for Loan Losses	(3,822)	(3,339)
Investments: Fair Value	486	(155)
Premises & Equipment	6,939	5,921
Investment in unconsolidated subsidiary	155	155
Bank owned life insurance	8,919	1,098
Interest Receivable & Other	5,040	4,429

Total Noninterest-Earning Assets	20,846	12,779

TOTAL ASSETS	$398,613	$355,091

Interest-Bearing Liabilities
NOW Accounts	$23,006	$28,102	$233	$510	2.04%	3.66%
Money Market & Savings	66,311	61,935	936	1,435	2.84%	4.67%
Time Deposits & IRAs	214,233	197,231	4,890	5,094	4.59%	5.21%
Fed Funds and Purchased and Repos	1,565	1,573	13	34	1.67%	4.36%
Other Borrowed Funds	33,749	8,525	704	185	4.19%	4.38%
Subordinated Debt	5,155	5,155	161	205	6.28%	8.02%
Demand Notes Issued to Treasury	124	177	1	4	1.62%	4.56%

Total Interest-Bearing Liabilities	344,143	302,698	6,938	7,467	4.05%	4.97%

Noninterest-Bearing Liabilities
Demand Deposits	12,045	13,540
Interest Payable	1,077	1,130
Other Liabilities	933	721

Total Noninterest-Bearing Liabilities	14,055	15,391

Stockholders’ Equity	40,415	37,002

TOTAL LIABILITIES & EQUITY	$398,613	$355,091

Net Interest Income			$5,962	$7,071

Net Yield on Earning Assets					3.17%	4.17%
Interest Rate Spread					2.82%	3.59%

(1)	Annualized

Noninterest Income

Noninterest income for the second quarter of 2008 increased $143 thousand, or 63.3%, from the $226 thousand amount recorded during the first six months in 2007. The increase is composed of an increase in the Other Noninterest Income and Commission & Fees categories offset by a decrease in the Gain on Sale of Bank Owned Assets category shown in Table Three below. The decrease in the gain on sale of bank owned assets of $41 thousand, or 59.4%, is offset by an increase in income from Bank owned life insurance of $97 thousand, or 823.8%, and an increase in letter of credit fee income of $71 thousand, or 4,050.0%.

Noninterest income for the first six months of 2008 increased $107 thousand, or 21.5%, from the $498 thousand amount recorded during the first six months in 2007. The increase is composed of an increase in the Other Noninterest Income and Commission & Fees categories offset by a decrease in the Gain on Sale of Bank Owned Assets category shown in Table Three below. The decrease in the gain on sale of Bank owned assets of $152 thousand, or 83.5%, is offset by an increase in income from Bank owned life insurance of $181 thousand, or 771.3%, and an increase in letter of credit fee income of $75 thousand, or 2,873.1%.

Table Three provides a three and six month, 2008 to 2007, comparison of various categories of noninterest income.

Table Three

	Summary of Total Noninterest Income
	for the Three Months Ended June 30, (Amounts in thousands)		for the Six Months Ended June 30, (Amounts in thousands)
	2008	2007	2008	2007
Service Charges	$64	$60	$117	$114
Commissions & Fees	149	71	220	147
Gain on sale of bank owned assets	28	69	30	182
Other Noninterest Income	128	26	238	55

Total	$369	$226	$605	$498

Non-interest Expense

Noninterest expense for the second quarter of 2008 increased by $144 thousand, or 6.8%, over the total for the same period in 2007 of $2.1 million. The increase in salaries and employee benefits and occupancy and equipment was offset by a decrease in other noninterest expenses. Salaries and benefits increased 14.7% from the second quarter of 2007 total of $1.3 million. This increase was primarily the result of an increase in the number of employees from 66 to 71 during the period ending June 30, 2007 to June 30, 2008. The 5.4% increase in occupancy and equipment expense of $14 thousand in the first quarter in 2008 as compared to the same quarter in 2007 is primarily the result of an increase in premises depreciation of $9 thousand, or 20.3%, and an increase in equipment maintenance contracts of $10 thousand, or 68.0%. Other non-interest expenses decreased 10.2% from the second quarter of 2007 total of $568 thousand. This decrease is primarily the result of a decrease in loss on sale of Bank owned assets of $55 thousand, or 100.0%, a decrease in other loan related expenses of $76 thousand, or 101.4%, and a decrease in internet banking expense of $26 thousand, or 64.1% offset by an increase director’s benefits of $55 thousand and an increase in FDIC assessment of $44 thousand, or 595.9% in 2008 compared for the same period in 2007.

Noninterest expense for the first six months of 2008 increased by $421 thousand, or 10.0%, over the first six months total in 2007 of $4.2 million. The increase in salaries and employee benefits and occupancy and equipment was offset by a decrease in other noninterest expenses. Salaries and benefits increased 15.8% from the first six months of 2007 total of $2.6 million. This increase was primarily the result of an increase in the number of employees from 66 to 71 during the period ending June 30, 2007 to June 30, 2008. The 9.3% increase in occupancy and equipment expense of $47 thousand in the first six months of 2008 as compared to the same period in 2007 is primarily the result of an increase in premises depreciation of $19 thousand, or 21.7% and an increase in equipment maintenance contracts of $33 thousand, or 142.9% offset by a decrease in premises lease expense of $15 thousand, or 11.7%. The increase in other expenses for the period ending June 30, 2008 as compared to the same period in 2007 is primarily the result of an increase in director’s benefits of $110 thousand, an increase in director’s fees of $24 thousand, or 21.0%, an increase in other outside services of $18 thousand, or 70.2%, an increase in FDIC assessments of $51 thousand, or 101.3%, and an increase in legal expenses of $44 thousand, or 187% offset by a decrease in other loan related expenses of $77 thousand, or 62.1% and a decrease in loss on sale of Bank owned assets of $136 thousand, or 100%.

Table Four provides a three and six month, 2008 to 2007, comparison of the various categories of noninterest expense.

Table Four

	Summary of Total Noninterest Expense
	for the Three Months Ended June 30, (Amounts in thousands)		for the Six Months Ended June 30, (Amounts in thousands)
	2008	2007	2008	2007
Salaries & Employee Benefits	$1,467	$1,279	$2,988	$2,581
Occupancy & Equipment	273	259	551	504
Other noninterest expense	510	568	1,099	1,132

Total	$2,250	$2,106	$4,638	$4,217

Income Taxes

Provision for income taxes for the second quarter of 2008 was $294 thousand as compared to $416 thousand in 2007 during the same period, a 29.3% decrease. This decrease was due to the overall decrease in income before taxes of $324 thousand, or 28.1% and an increase of $32 thousand for deferred tax benefits, in 2008 as compared to that of 2007.

Provision for income taxes for the six months ended June 30, 2008 was $473 thousand as compared to $886 thousand in 2007 during the same period, a 46.6% decrease. This decrease was due to the overall decrease in income before taxes of $957 thousand, or 39.0% and an increase of $75 thousand for deferred tax benefits, in 2008 as compared to that of 2007.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the first six months of 2008 there were $5 million in called or matured investment portfolio holdings, as compared to $4 million in called or matured investment portfolio holdings in the same period in 2007. The annual yield of the investment portfolio, during the first six months of 2008, increased by 61 basis points to 5.86% from 5.25%.

Table Five

Analysis of Investment Securities

(Amounts in thousands)

December 31, 2007	Available-for-Sale		Held-for-Investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,001	$—	$—
Due from one to five years	2,998	3,001	—	—
Due from five to 10 years	6,500	6,693	4,999	5,078
Due after ten years	11,123	11,237	—	—
Mortgage backed securities	437	436	262	266
Equity securities	2,121	2,121	484	627

	$24,179	$24,489	$5,745	$5,971

June 30, 2008	Available-for-Sale		Held-for-Investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,005	$—	$—
Due from one to five years	2,500	2,534	—	—
Due from five to 10 years	4,000	4,114	3,000	3,038
Due after ten years	16,123	16,138	—	—
Mortgage backed securities	357	357	192	193
Equity securities	2,032	2,032	485	624

	$26,012	$26,180	$3,677	$3,855

Loan portfolio

From December 31, 2007 to June 30, 2008 total loans grew from $332.6 million to $358.8 million, or 7.9%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans increased by 2.4% of the total portfolio from 83.1% on December 31, 2007 to 85.5% on June 30, 2008. Commercial and industrial loans decreased by 2.2% as a percentage of the loan portfolio from 16.54% on December 31, 2007 to 14.36% as of June 30, 2008.

As shown in Table Seven, Variable Rate Loans comprised 73.0% of the total loan portfolio.

On June 30, 2008, there were seven loans totaling $1.177 million on non-accrual status.

Table Six

Analysis of Loans

(Amounts in thousands)

	June 30, 2008		December 31, 2007
Real Estate:
Construction/Land Development	$56,102	15.64%	$48,714	14.64%
1-4 Family Residential Properties	78,110	21.77%	66,632	20.03%
Multifamily Residential Properties	2,471	0.69%	4,992	1.50%
Nonfarm Nonresidential Properties	167,480	46.69%	152,997	46.00%
Other Real Estate Loans	2,705	0.75%	3,129	0.94%
Commercial & Industrial	51,522	14.36%	55,013	16.54%
Consumer	360	0.10%	1,167	0.35%

Total	$358,750	100.00%	$332,644	100.00%

Table Seven

Analysis of Loan Maturities and Repricing Frequency

as of June 30, 2008

(Amounts in thousands)

	Within 3 Months	>3 Months 12 Months	>1 Year 3 Years	>3 Years 5 Years	Over 5 Years	Total
Variable Rate Loans	$261,944	$—	$—	$—	$—	$261,944

Fixed Rate Loans	6,363	11,058	45,729	29,795	3,861	$96,806

Total Loans	$268,307	$11,058	$45,729	$29,795	$3,861	$358,750

Excludes deferred loan fees of $407 and $511 thousand for June 30, 2008 and December 31, 2007, respectively.

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based on a model that assigns a risk rating to each individual loan and considers the loss risks associated with the various categories of loans in relationship to the current and forecasted economic environment. Management also monitors the overall loan portfolio, as well as the level of reserves being maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Of the $435 thousand provision amount credited to the loan loss reserve during the first six months of 2008, $135 thousand or 31.0%, of the total was credited as a replacement of reserves covering the amount of net loan losses during the first six months of 2008. $300 thousand, or 69.0%, of the total provision amount credited during the first six months of 2008 was made to cover loan growth. Loans charged off decreased $509 thousand from $736 thousand for the six months ended June 30, 2007 to $227 thousand for the six months ended June 30, 2008. The decrease is primarily the result of $595 thousand in charge-offs related to one specific relationship in 2007 that was not present in 2008. Provision increased $466 thousand in the same period, primarily as a result of replacing allowance for loan loss provision decreased as a result of charge-offs. Table Eight provides the results of the year-to-date analysis for the six months ending June 30, 2008 and 2007, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight

Analysis of the Allowance for Loan Losses

for the Six Months Ended June 30,

(Amounts in thousands)

	2008	2007
Balance at Beginning of Year	$3,700	$3,275
Provision Charged to Operations	435	901
Loans Charged-Off	(227)	(736)
Loan Recoveries	92	14

Balance at End Of Period	$4,000	$3,454

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank’s earning assets and interest bearing liabilities within defined time periods is referred to as “gap” analysis. The Bank’s Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At June 30, 2008, the cumulative one-year gap for the Bank was negative, or liability sensitive, $67.1 million. At June 30, 2008, the cumulative five-year gap for the Bank was positive $32.3 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed, while interest-bearing liabilities reprice faster than assets in a negative gap position. The Bank’s gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank’s markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for June 30, 2008.

Table Nine

Distribution of Interest-Earning Assets and Interest-Bearing Liabilities

Repricing Schedule as of June 30, 2008

(Amounts in thousands)

	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Interest Earning Assets

Due From Banks	$4,855	$—	$—	$4,855
Investment Securities*	1,005	2,534	24,286	27,825
FHLB Stock	2,032	—	—	2,032
Loans**	279,365	75,524	3,861	358,750

Total	$287,257	$78,058	$28,147	$393,462

Interest Bearing Liabilities

NOW Accounts	$27,145	$—	$—	$27,145
Savings & MMIA	65,487	—	—	65,487
Time Deposits: $100 & >	104,540	2,427	—	106,967
Time Deposits: < $100m	120,756	4,380	—	125,136
Repurchase Agreements	1,266	—	—	1,266
Other Borrowed Funds ***	35,213	—	—	35,213

		.
Total	$354,407	$6,807	$—	$361,214

Period Gap	$(67,150)	$71,251	$28,147	$32,248

Cumulative Gap	$(67,150)	$4,101	$32,248

Period Gap Ratios:
Interest Sensitive Assets to
Interest Sensitive Liabilities	(81.0)%	1146.7%	0.0%

Cumulative Gap Ratios:
Interest Sensitive Assets to
Interest Sensitive Liabilities	(81.0)%	101.1%	108.9%

Time Deposits	3 Months & Less	Over 3 Months to 12 Months	Over One Year	Total
$100,000 and Greater	$44,137	$60,403	$2,427	$106,967

*	- Amortized Cost
**	- Excludes deferred loan fees of $407 thousand.
***	- Net of investment in FSBS Capital Trust of $155 thousand.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 50.1% of total assets at June 30, 2008. Brokered deposits provide a source of liquidity outside the Bank’s service area, however only banks that meet the FDIC definition of well capitalized are able to use brokered funds without limitations. At June 30, 2008 brokered deposits totaled $63.0 million and were equal to 15.0% of total assets. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta, and the Bank’s borrowings from that institution totaled $30 million at the end of the six month period ending June 30, 2008. These borrowings were made on a fixed rate credit basis (see Note -4 Other Borrowed Funds). . At June 30, 2008 the Company had qualifying collateral with the FHLB of $39.926 million with a remaining availability of $9.926 million. The Bank also has $16.5 million available through lines of credit with other banks as an additional source of liquidity. Management believes that the Bank’s overall liquidity sources are adequate to meet its operating needs.

Capital Resources

The most significant contributors to the difference between Tier 1 Capital between the Company and the Bank at June 30, 2008, are the $5 million Trust Preferred issuance proceeds, considered Tier 1 Capital at the holding company level and Tier 2 Capital at the bank level, the $1.829 million received from the exercise of stock options, which is in compliance with the Board’s intention to keep at this time that amount of capital at the holding company level, the purchase of other real estate owned by the holding company for $94 thousand, and $88 thousand of amortized issuance costs.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed “prompt corrective action” upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At June 30, 2008 the Company and the Bank met all of their applicable capital requirements.

The Bank’s and Company’s June 30, 2008 capital ratios are presented in the following table, compared with the “well capitalized” and minimum ratios under the FDIC regulatory definitions and guidelines:

The Bank

As of June 30, 2008	Actual		For Capital Adequacy Purposes Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)	$47,483	12.59%	$30,180	8.00%	$37,725	10.00%
Tier I Capital
(To Risk Weighted Assets)	$38,583	10.23%	$15,090	4.00%	$22,635	6.00%
Tier I Capital
(To Average Assets)	$38,583	9.49%	$16,263	4.00%	$20,329	5.00%

The Company

As of June 30, 2008	Actual		Minimum
	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)	$49,230	13.04%	$30,193	8.00%
Tier I Capital
(To Risk Weighted Assets)	$45,230	11.98%	$15,096	4.00%
Tier I Capital
(To Average Assets)	$45,230	11.35%	$15,945	4.00%

Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At June 30, 2008, the Bank had issued commitments to extend credit of $79.4 million through various types of lending arrangements. Of these commitments, 60.3%, or $47.9 million, expire within one year, and 39.7%, or $31.5 million, expiring in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.T –	Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1 –	Legal Proceedings

None.

Item 1A –	Risk Factors

Not required for smaller reporting companies.

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 –	Defaults Upon Senior Securities

None.

Item 4 –	Submission of Matters to a Vote of Security Holders

None.

Item 5 –	Other Information

None.

Item 6 –	Exhibits

Exhibit No.	Description
10.4	February 2008 Salary Continuation Agreement between First South Bank and Barry L. Slider (1)

10.4.1	February 2008 Endorsement Split Dollar Agreement between First South Bank and Barry L. Slider (1)

10.4.2	June 21, 1996 Split Dollar Agreement between First South Bank and Barry L. Slider, as amended June 3, 1999, with note executed by Barry L. Slider (1)

10.4.3	June 21, 1996 Split Dollar Agreement between First South Bank and V. Lewis Shuler, as amended July 23, 1999, with note executed by V. Lewis Shuler (1)

10.4.4	November 19, 1999 Salary Continuation Agreement between First South Bank and Barry L. Slider, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007 (1)

10.4.5	November 19, 1999 Split Dollar Agreement between First South Bank and the Trustee of the Barry L. Slider Irrevocable Trust Agreement (1)

10.4.6	November 19, 1999 Salary Continuation Agreement between First South Bank and V. Lewis Shuler, as amended on April 27, 2000, June 19, 2001, March 20, 2007, and September 28, 2007 (1)

10.4.7	November 19, 1999 Split Dollar Agreement between First South Bank and V. Lewis Shuler (1)

10.12	Annual Cash Incentive Plan

10.13	Deferred Compensation Plan Agreement

31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to Form 10-K for the year ended December 31, 2007

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First South Bancorp, Inc.

August 12, 2008	/s/ Barry L. Slider
Barry L. Slider, President and CEO

/s/ V. Lewis Shuler
V. Lewis Shuler, Executive Vice President (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.12	Annual Cash Incentive Plan

10.13	Deferred Compensation Plan Agreement

31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications