Form 10-Q
period 2008-09-30
FIRST SOUTH BANCORP INC
filed 2008-11-14
CIK 1097631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: Common Stock, no par value, 2,161,218 shares outstanding on November 13, 2008.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	(Unaudited)
	Sept. 30, 2008	Dec. 31, 2007
Assets:

Cash & due from banks	$3,793	$2,373

Due from banks—interest bearing	465	540
Investment securities:
Securities held to maturity	3,663	5,745
Securities available-for-sale	52,972	24,489

Loans, net of unearned income	360,552	332,644
Less, allowance for loan losses	(4,100)	(3,700)

Loans—net	356,452	328,944

Property & equipment, net	6,720	7,012

Investment in FSBS Capital Trust	155	155

Bank owned life insurance	9,427	5,123

Other assets	7,808	4,494

Total assets	$441,455	$378,875

Liabilities
Deposits
Noninterest-bearing demand	$12,059	$11,514
Interest-bearing	341,758	283,597

Total deposits	353,817	295,111

Securities sold under repurchase agreements	2,656	3,849
Other borrowed funds	36,400	33,000
Demand notes issued to the U.S. Treasury	293	179
Subordinated debt	5,155	5,155
Other liabilities	2,179	2,086

Total liabilities	400,500	339,380

Shareholder’s equity
Common stock, no par value; 36,000,000 shares authorized 2,161,218 and 2,161,218 outstanding, respectively	—	—
Paid-in capital	19,926	19,926
Retained earnings	20,981	19,377
Accumulated other comprehensive income	48	192

Total shareholders’ equity	40,955	39,495

Total liabilities and shareholders’ equity	$441,455	$378,875

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	(Unaudited) Three Months ended September 30		(Unaudited) Nine Months ended September 30
	2008	2007	2008	2007
Interest income
Loans, including fees	$5,762	$6,800	$17,815	$20,316
Investment securities	599	449	1,418	1,280
Interest bearing deposits	15	195	43	386

Total interest income	6,376	7,444	19,276	21,982

Interest expense
Deposits and borrowings	3,223	3,994	10,161	11,461

Net interest income	3,153	3,450	9,115	10,521

Provision for loan losses	(101)	(58)	(536)	(958)

Net interest income after provision	3,052	3,392	8,579	9,563

Noninterest income
Service charges on deposit accounts	63	58	180	172
Gain on sale of bank owned assets	—	4	31	186
Other income	259	146	717	349

Total noninterest income	322	208	928	707

Noninterest expenses
Salaries and benefits	1,523	1,393	4,511	3,974
Occupancy and equipment	287	238	838	743
Other expense	713	479	1,813	1,613

Total noninterest expense	2,523	2,110	7,162	6,330

Income before income taxes	851	1,490	2,345	3,940

Provision for income taxes	268	537	741	1,423

Net income	$583	$953	$1,604	$2,517

Basic per share earnings	$0.27	$0.44	$0.74	$1.17

Diluted earnings per common share	$0.27	$0.44	$0.74	$1.15

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands)

	(Unaudited) Three Months ended September 30,		(Unaudited) Nine Months ended September 30,
	2008	2007	2008	2007
Net income	$583	$953	$1,604	$2,517

Other comprehensive loss:

Change in unrealized holdings gains & losses on available for sale securities	(569)	341	(233)	221

Income tax expense benefit on other comprehensive loss	216	(130)	89	(84)

Total other comprehensive loss	(353)	211	(144)	137

Comprehensive income	$230	$1,164	$1,460	$2,654

See notes to unaudited consolidated financial statements.

FIRST SOUTH BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$1,604	$2,517

Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	536	958
Depreciation	374	322
Gain on sale of investments	(3)	(3)
Net amortization of securities and other assets	17	13
Increase in cash surrender value of life insurance	(304)	(25)
Decrease in other assets	949	620
Increase in accrued expenses and other liabilities	182	146

Net cash provided by operating activities	3,355	4,548

Investing Activities
Purchase of securities available for sale	(33,678)	(8,000)
Purchase from restricted FHLB stock	(199)	(570)
Proceeds from MBS principal paydowns	253	287
Proceeds from matured or called available for sale securities	6,991	5,000
Purchase of bank owned life insurance	(4,000)	—
Origination of loans, net of principal collected	(32,322)	(26,162)
Purchase of premises and equipment	(81)	(1,944)

Net cash used in investing activities	(63,036)	(31,389)

Financing Activities
Net increase in deposits	58,706	7,451
Net decrease in retail repurchase agreements	(1,194)	(560)
Proceeds from exercise of stock options	—	74
Net increase in other borrowings	3,514	15,177

Net cash provided by financing activities	61,026	22,142

Net increase (decrease) in cash and cash equivalents	1,345	(4,699)

Cash and cash equivalents, beginning	2,913	15,682

Cash and cash equivalents, ending	$4,258	$10,983

See notes to unaudited consolidated financial statements.

First South Bancorp, Inc. & Sub

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008

(Dollars in Thousands Except per Share Amounts)

Note 1. Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, please refer to the consolidated financial statements and footnotes thereto for First South Bancorp’s, Inc. (the “Company”) and the Company’s wholly owned subsidiary, First South Bank’s (the “Bank”) fiscal year ended December 31, 2007, contained in the Company’s 2007 Annual Report on Form 10-K.

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

Note 2—Earnings per Share

Earnings per share has been determined under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended September 30, 2008 and 2007, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,161,218 and 2,160,785, respectively.

The only potential stock of the Company as defined in Statement of Financial Accounting Standards No. 128, Earnings Per Share, is stock options granted to various officers and employees of the Bank prior to 2006. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2008 and 2007 (Dollars in thousands, except share and per share data):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Net Income	$583	$953	$1,604	$2,517
Weighted average outstanding shares	2,161,218	2,161,038	2,161,218	2,159,141

Basic earnings per share	$0.27	$0.44	$0.74	$1.17

Weighted average outstanding shares	2,161,218	2,161,038	2,161,218	2,159,141
Dilutive effect of stock options	11,686	24,408	16,626	27,483

Weighted average diluted shares	2,172,904	2,185,446	2,177,844	2,186,624

Diluted earnings per share	$0.27	$0.44	$0.74	$1.15

Note 3—Impact of Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. The Company has not elected the fair value option for any assets or liabilities.

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

On June 16, 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB

Statement No. 128, Earnings per Share. EITF 03-6-1 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of EITF 03-6-1 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – Other Borrowed Funds

Other borrowed funds consisted of advances from the FHLB and treasury, tax and loan accounts.

Advances from the FHLB consisted of the following at September 30, 2008:

(Amounts in thousands) Description	Interest Rate	2008 Balance
Fixed rate, convertible advances maturing:
April 5, 2017	4.115%	10,000
April 5, 2017	4.06%	5,000
Fixed rate advances maturing:
May 7, 2009	4.41875%	15,000
Variable rate daily rate credit	Various	6,400

		$36,400

As collateral for all outstanding advances, the Company pledges its qualifying first mortgage loans as well as FHLB stock held by the Company. At September 30, 2008 the Company had qualifying collateral with the FHLB of $51.111 million with a remaining availability of $14.711 million.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at September 30, 2008.

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

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has no Level 3 assets or liabilities at September 30, 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the established allowance for loan losses is evaluated for what portion of the allowance should be identified with the impaired loan. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. As of September 30, 2008 the Company had $2.541 million of loans in nonaccrual status, of which no adjustments were made for fair value.

The following table summarizes the Company’s financial instruments that were measured at fair value as of September 30, 2008.

(Dollars in thousands) Description of Financial Instrument	September 30, 2008	Quoted Prices in Active Markets for Individual Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Securities Available for Sale	$52,972	$—	$52,972	$—

Total	$52,972	$—	$52,972	$—

Note 6 – Investments

The investment portfolio is comprised of $27.999 million of government agency securities, $25.631 million of mortgage backed securities, $609 thousand of other securities, and $2.320 of FHLB stock, based on amortized cost. Of the mortgage backed securities about 98.2% were purchased on August 22, 2008. These securities are GNMA bonds with a principal cost of $25.187 million, a 30 year maturity, a coupon of 6.00%, and a book yield of 5.84%

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

RESULTS OF OPERATIONS: THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2007, AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008, COMPARED TO SEPTEMBER 30, 2007.

Net Income

For the quarter ended September 30, 2008, the Company earned a net income of approximately $583 thousand, or $.27 per diluted share, compared to approximately $953 million, or $.44 per diluted share, for the same period in 2007. Earnings per share decreased by 38.6%. The decrease in net income of 38.8% is attributed to several factors including an 8.6% decrease in net interest income from $3.5 million during the third quarter in 2007 to $3.2 million during the same period in 2008. The provision for loan losses increased from $58 thousand in the third quarter of 2007 to $101 thousand during the same period in 2008. Noninterest income increased 54.8% from $208 thousand in 2007 to $322 thousand during the third quarter of 2008. The increase of $114 thousand resulted from a

$113 thousand increase in other income, of which was a $97 thousand increase in earnings on bank owned life insurance. Noninterest expense experienced a 19.6% increase from $2.1 million in the third quarter of 2007 to $2.5 million in the same period in 2008. This increase was primarily attributed to the increase in salaries and benefits expense of $130 thousand, an increase in occupancy and equipment of $49 thousand, and an increase in other expenses of $234 thousand from the third quarter of 2007. With the total number of full-time equivalent employees increasing by 1 in 2008 from 2007, 70 versus 69, respectively, the increased personnel expense is partially attributable to the increase in the number of employees and the change in the mix of those employees from lower compensated positions to higher compensated positions in 2008 as compared to the same period in 2007. The increase in occupancy and equipment in the third quarter of 2008 as compared to the same quarter in 2007 is primarily the result of an increase in real estate taxes of $30 thousand, and an increase in depreciation of $16 thousand. The increase in other expenses in the third quarter of 2008 as compared to the same period in 2007 is primarily the result of an increase in director’s benefits of $55 thousand, an increase in legal expense of $46 thousand, and an increase in loss on sale of bank assets of $132 thousand.

For the nine month period ending September 30, 2008, the Company earned a net income of approximately $1.604 million, or $.74 per diluted share, compared to approximately $2.517 million, or $1.15 per diluted share, for the same period in 2007. Earnings per share decreased by 35.7%. The decrease in net income of 36.3% is attributed to several factors including a 13.4% decrease in net interest income from $10.5 million during the nine month period ending September 30, 2007 to $9.1 million during the same period in 2008. The provision for loan losses decreased from $958 thousand during the nine month period ending September 30, 2007 to $536 thousand during the same period in 2008. Noninterest income increased 31.3% from $707 thousand in 2007 to $928 thousand during the nine month period ending September 30, 2008. The increase of $221 thousand resulted from a $368 thousand increase in other income, of which was a $278 thousand increase in earnings on bank owned life insurance and a $104 thousand increase in letter of credit fees. The increase in other income was offset by a decrease in gain on sale of Bank owned assets of $155 thousand. Noninterest expense experienced a 13.1% increase from $6.3 million in the second quarter of 2007 to $7.2 million in the same period in 2008. This increase was primarily attributed to the increase in salaries and benefits expense of $537 thousand, an increase in occupancy and equipment of $95 thousand, and an increase in other expenses of $200 thousand from the same period in 2007. With the total number of full-time equivalent employees increasing by 1 in 2008 from 2007, 70 versus 69, respectively, the increased personnel expense is partially attributable to the increase in the number of employees and the change in the mix of those employees from lower compensated positions to higher compensated positions in 2008 as compared to the same period in 2007. The increase in occupancy and equipment in the nine month period ending September 30, 2008 as compared to the same period in 2007 is primarily the result of an increase in premises depreciation of $51 thousand, and an increase in equipment maintenance contracts of $39 thousand. The increase in other expenses for the period ending September 30, 2008 as compared to the same period in 2007 is primarily the result of an increase in director’s benefits of $165 thousand, an increase in director’s fees of $31 thousand, an increase in other outside services of $19 thousand, an increase in FDIC assessments of $60 thousand, and an increase in legal expenses of $90 thousand offset by a decrease in other loan related expenses of $88 thousand and a decrease in internet banking expense of $59 thousand.

Profitability

Earnings of financial institutions are most commonly measured through ROAA (return on average assets) and ROAE (return on average equity). Return on average assets is the income for the period, annualized, divided by the average assets for the period.

Return on average equity is the income for the period, annualized, divided by the average equity for the period. As is shown in Table One, ROAA and ROAE for the third quarter of 2008 were 0.55% and 5.74%, respectively. For the nine months ending September 30, 2008 as is shown in Table One, ROAA and ROAE were 0.79% and 7.96%, respectively.

Table One

	Selected Earnings Ratios
	For three months ending September 30,		For nine months ending September 30,
	2008	2007	2008	2007
Return on Average Assets	0.55%	1.05%	0.79%	0.93%
Return on Average Equity	5.74%	10.09%	7.96%	8.98%
Dividend Payout Ratio	N/A	N/A	N/A	N/A
Average Shareholders’ Equity as a Percentage of Average Assets	9.54%	10.39%	9.92%	10.39%

Performance results as measured by ROAA and ROAE can be primarily attributed to changes in the volume and composition of earning assets and the interest rate environment. Details of these changes are provided in the following discussion of net interest income.

Net Interest Income

Net interest income, the major component of the Company’s income, is the amount by which interest and fees on earning assets exceeds the interest paid on interest-bearing liabilities, primarily deposits. Net interest income for the nine months ending September 30, 2008 decreased from that of the same period in 2007 by $1.406 million, or 13.4%. This decrease can be largely attributed to the change in the economic environment between the nine months ending September 30, of 2007 and 2008. During the nine months ending September 30, 2007, interest rates were stable with only a slight decline in the last few days of the period, and the repricing frequency of interest-bearing liabilities, especially in the area of time deposits, exceeded that of earning assets. During the first nine months of 2008 when interest rates were declining, the repricing of interest earning assets exceeded that of interest bearing liabilities. The extent to which the earnings in 2008 were negatively impacted by the change in the economic environment between the nine months ending September 30, 2008 and the nine months ending September 30, 2007 is shown in Table Two. The average yield on earning assets decreased in 2008 over that of 2007 by 180 basis points (8.46%-6.66%), while the cost of interest-bearing liabilities between the two periods decreased 114 basis points (4.98%-3.84%). The effect of the changes between the two periods resulted in a 66 basis point (3.48%-2.82%) decrease in the interest spread from 2007 to 2008.

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

Table Two includes a detailed comparison of the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the nine month periods ended September 30, 2008 and 2007.

Table Two

	Net Interest Income and Average Balance Analysis for the Nine Months Ended September 30, 2008 and 2007 (Amounts in thousands)

	Average Balance		Interest Income/Expense		Average Yield/Cost (1)
	2008	2007	2008	2007	2008	2007
Interest-Earning Assets
Due from Banks	$2,631	$9,952	$43	$386	2.18%	5.19%
Investments	32,797	32,236	1,418	1,280	5.78%	5.31%
Loans	351,364	305,221	17,815	20,316	6.77%	8.90%

Total Interest Earning Assets	386,792	347,409	19,276	21,982	6.66%	8.46%

Non-interest-Earning Assets
Cash & Due From Banks	3,126	4,672
Allowance for Loan Losses	(3,889)	(3,385)
Investments: Fair Value	344	(155)
Premises & Equipment	6,890	6,221
Investment in unconsolidated subsidiary	155	155
Bank owned life insurance	9,068	1,102
Interest Receivable & Other	6,007	4,671

Total Noninterest-Earning Assets	21,701	13,281

TOTAL ASSETS	$408,493	$360,690

Interest-Bearing Liabilities
NOW Accounts	$22,752	$27,476	$334	$752	1.96%	3.66%
Money Market & Savings	67,016	63,003	1,364	2,194	2.72%	4.66%
Time Deposits & IRAs	223,045	199,387	7,153	7,808	4.28%	5.24%
Fed Funds and Purchased and Repos	1,673	1,584	18	50	1.44%	4.22%
Other Borrowed Funds	33,954	10,707	1,058	342	4.16%	4.27%
Subordinated Debt	5,155	5,155	232	309	6.01%	8.01%
Demand Notes Issued to Treasury	122	182	2	6	2.19%	4.41%

Total Interest-Bearing Liabilities	353,717	307,494	10,161	11,461	3.84%	4.98%

Noninterest-Bearing Liabilities
Demand Deposits	12,225	13,819
Interest Payable	1,046	1,149
Other Liabilities	998	740

Total Noninterest-Bearing Liabilities	14,269	15,708

Stockholders’ Equity	40,507	37,488

TOTAL LIABILITIES & EQUITY	$408,493	$360,690

Net Interest Income			$9,115	$10,521

Net Yield on Interest Earning Assets					3.15%	4.05%
Interest Rate Spread					2.82%	3.48%

(1)	Annualized

Noninterest Income

Noninterest income for the third quarter of 2008 increased $114 thousand, or 54.8%, from the $208 thousand amount recorded during the third quarter in 2007. The increase is composed of an increase in the Other Noninterest Income category shown in Table Three below. The increase is composed of an increase in income from Bank owned life insurance of $97 thousand, or 818.6%, an increase in letter of credit fee income of $29 thousand, or 578.8%, an increase in mortgage loan fees of $10 thousand, or 100.0%, and a decrease in brokerage service commissions of $34 thousand, or 30.2%.

Noninterest income for the nine months ending September 30, 2008 increased $221 thousand, or 31.3%, from the $707 thousand amount recorded during the same period in 2007. The increase is composed of an increase in the Other Noninterest Income offset by a decrease in the Gain on Sale of Bank Owned Assets category shown in Table Three below. The decrease in the gain on sale of Bank owned assets of $155 thousand, or 83.3%, is offset by an increase in income from Bank owned life insurance of $278 thousand, or 787.3%, and an increase in letter of credit fee income of $104 thousand, or 1,353.4%.

Table Three provides a three and nine month, 2008 to 2007, comparison of various categories of noninterest income.

Table Three

	Summary of Total Noninterest Income
	for the Three Months Ended September 30, (Amounts in thousands)		for the Nine Months Ended September 30, (Amounts in thousands)
	2008	2007	2008	2007
Service Charges	$63	$58	$180	$172
Commissions & Fees	135	125	355	272
Gain on sale of bank owned assets	—	4	31	186
Other Noninterest Income	124	21	362	77

Total	$322	$208	$928	$707

Non-interest Expense

Noninterest expense for the third quarter of 2008 increased by $413 thousand, or 19.6%, over the total for the same period in 2007 of $2.1 million. The increase is composed of an increase in salaries and employee benefits, an increase in occupancy and equipment, and an increase in other noninterest expenses. Salaries and benefits increased 9.3% from the third quarter of 2007 total of $1.4 million. With the total number of full-time equivalent employees increasing by 1 in 2008 from 2007, 70 versus 69, respectively, the increased personnel expense is partially attributable to the increase in the number of employees and the change in the mix of those employees from lower compensated positions to higher compensated positions in 2008 as compared to the same period in 2007. The increase in occupancy and equipment expense of $49 thousand, or 20.6% in 2008 is primarily the result of an increase in depreciation of $16 thousand, or 14.3%, and an increase in real estate taxes of $29 thousand, or 350.9%. Other non-interest expenses increased 48.9% from the third quarter of 2007 total of $479 thousand. This increase is primarily the result of a increase in loss on sale of Bank owned assets of $132 thousand, or 15,943.7%, an increase director’s benefits of $55 thousand, and an increase in legal expense of $46 thousand, or 560.5% in 2008 compared for the same period in 2007.

Noninterest expense for the nine months ending September 30, 2008 increased by $832 thousand, or 13.0%, over the same period total in 2007 of $6.3 million. The increase is composed of an increase in salaries and employee benefits, occupancy and equipment, and an increase in other noninterest expenses. Salaries and benefits increased 13.5% from the nine months ending September 30, 2007 total of $3.97 million. With the total number of full-time equivalent employees increasing by 1 in 2008 from 2007, 70 versus 69, respectively, the increased personnel expense is partially attributable to the increase in the number of employees and the change in the mix of those employees from lower compensated positions to higher compensated positions in 2008 as compared to the same period in 2007. The 12.8% increase in occupancy and equipment expense of $95 thousand for the nine months ending September 30, 2008 as compared to the same period in 2007 is primarily the result of an increase in depreciation of $51 thousand, or 16%, an increase in equipment maintenance contracts of $39 thousand, or 94.1%, an increase in real estate taxes of $35 thousand, or 48.6% offset by a decrease in premises lease expense of $12 thousand, or 6.7%, a decrease in janitorial expense of $11 thousand, or 22.9%, and a decrease in small equipment purchases of $10 thousand, or 85.4%. The increase in other expenses for the period ending September 30, 2008 as compared to the same period in 2007 is primarily the result of an increase in director’s benefits of $165 thousand, an increase in FDIC assessment of $60 thousand, or 58.7%, and an increase in legal expenses of $90 thousand, or 284.4% offset by a decrease in other loan related expenses of $88 thousand, or 53.5% and a decrease in insurance and bonds of $23 thousand, or 21.6%.

Table Four provides a three and nine month, 2008 to 2007, comparison of the various categories of noninterest expense.

Table Four

	Summary of Total Noninterest Expense
	for the Three Months Ended September 30, (Amounts in thousands)		for the Nine Months Ended September 30, (Amounts in thousands)
	2008	2007	2008	2007
Salaries & Employee Benefits	$1,523	$1,393	$4,511	$3,974
Occupancy & Equipment	287	238	838	743
Other noninterest expense	713	479	1,813	1,613

Total	$2,523	$2,110	$7,162	$6,330

Income Taxes

Provision for income taxes for the third quarter of 2008 was $268 thousand as compared to $537 thousand in 2007 during the same period, a 50.1% decrease. This decrease was due to the overall decrease in income before taxes of $639 thousand, or 42.9% and an increase of $32 thousand for deferred tax benefits, in 2008 as compared to that of 2007.

Provision for income taxes for the nine months ended September 30, 2008 was $741 thousand as compared to $1.423 million in 2007 during the same period, a 47.9% decrease. This decrease was due to the overall decrease in income before taxes of $1.595 million, or 40.5% and an increase of $106 thousand for deferred tax benefits, in 2008 as compared to that of 2007.

CHANGES IN FINANCIAL POSITION

Investment portfolio

During the nine months ended September 30, 2008 there were $6.991 million in called or matured investment portfolio holdings, as compared to $5 million in called or matured investment portfolio holdings in the same period in 2007. The annual yield of the investment portfolio, during the nine months ended September 30, 2008, increased by 47 basis points to 5.78% from 5.31%.

Table Five

	Analysis of Investment Securities (Amounts in thousands)
December 31, 2007	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,000	$1,001	$—	$—
Due from one to five years	2,998	3,001	—	—
Due from five to 10 years	6,500	6,693	4,999	5,078
Due after ten years	11,123	11,237	—	—
Mortgage backed securities	437	436	262	266
Equity securities	2,121	2,121	484	627

	$24,179	$24,489	$5,745	$5,971

September 30, 2008	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	2,500	2,527	—	—
Due from five to 10 years	5,000	5,105	3,000	3,029
Due after ten years	17,622	17,570	—	—
Mortgage backed securities	25,454	25,450	178	179
Equity securities	2,320	2,320	485	573

	$52,896	$52,972	$3,663	$3,781

Loan portfolio

From December 31, 2007 to September 30, 2008 total loans grew from $332.6 million to $360.9 million, or 8.5%. The percentage composition of the loan portfolio, as shown in Table Six, changed slightly as the percentage of real estate loans increased by 2.6% of the total portfolio from 83.1% on December 31, 2007 to 85.7% on September 30, 2008. Commercial and industrial loans decreased by 2.4% as a percentage of the loan portfolio from 16.54% on December 31, 2007 to 14.16% as of September 30, 2008.

As shown in Table Seven, Variable Rate Loans comprised 73.3% of the total loan portfolio.

On September 30, 2008, there were twelve loans totaling $2.540 million on non-accrual status.

Table Six

	Analysis of Loans (Amounts in thousands)
	September 30, 2008		December 31, 2007
Real Estate:
Construction/Land Development	$59,844	16.58%	$48,714	14.64%
1-4 Family Residential Properties	77,548	21.48%	66,632	20.03%
Multifamily Residential Properties	2,318	0.64%	4,992	1.50%
Nonfarm Nonresidential Properties	167,076	46.30%	152,997	46.00%
Other Real Estate Loans	2,670	0.74%	3,129	0.94%
Commercial & Industrial	51,121	14.16%	55,013	16.54%
Consumer	365	0.10%	1,167	0.35%

Total	$360,942	100.00%	$332,644	100.00%

Table Seven

	Analysis of Loan Maturities and Repricing Frequency as of September 30, 2008 (Amounts in thousands)
	Within 3 Months	>3 Months 12 Months	>1 Year 3 Years	>3 Years 5 Years	Over 5 Years	Total
Variable Rate Loans Repricing	$264,524	$—	$—	$—	$—	$264,524
Fixed Rate Loans Maturities	7,208	13,469	45,043	26,725	3,973	$96,418

Total Loans	$271,732	$13,469	$45,043	$26,725	$3,973	$360,942

Excludes deferred loan fees of $390 and $511 thousand for September 30, 2008 and December 31, 2007, respectively.

The allowance for loan losses is analyzed monthly in accordance with a board approved plan. This judgmental analysis is based on a model that assigns a risk rating to each individual loan and considers the loss risks associated with the various categories of loans in relationship to the current and forecasted economic environment. Management also monitors the overall loan portfolio, as well as the level of reserves being maintained by peer banks. The monthly provision for loan losses may fluctuate based on the results of this analysis. Of the $536 thousand provision amount credited to the loan loss reserve during the nine months ended September 30, 2008, $136 thousand or 25.4%, of the total was credited as a replacement of reserves covering the amount of net loan losses during the nine months ended September 30, 2008. $400 thousand, or 74.6%, of the total provision amount credited during the nine months ended

September 30, 2008 was made to cover loan growth. Loans charged off decreased $503 thousand from $736 thousand for the nine months ended September 30, 2007 to $233 thousand for the nine months ended September 30, 2008. The decrease is primarily the result of $595 thousand in charge-offs related to one specific relationship in 2007 that was not present in 2008. Provision decreased $422 thousand in the same period, primarily the result of the decrease in charge-offs for the nine months ended September 30, 2008 versus the same period in 2007. Table Eight provides the results of the year-to-date analysis for the nine months ending September 30, 2008 and 2007, as well as the amounts charged to this reserve as a loss and credited to this reserve as a recovery.

Table Eight

	Analysis of the Allowance for Loan Losses for the Nine Months Ended September 30, (Amounts in thousands)
	2008	2007
Balance at Beginning of Year	$3,700	$3,275
Provision Charged to Operations	536	958
Loans Charged-Off	(233)	(736)
Loan Recoveries	97	33

Balance at End Of Period	$4,100	$3,530

Interest rate risk

Financial institutions are subject to interest rate risk to the degree that their interest bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of the Bank’s earning assets and interest bearing liabilities within defined time periods is referred to as “gap” analysis. The Bank’s Asset/Liability Management Committee is responsible for managing the risks associated with changing interest rates and their impact on earnings. The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of interest rate risk management. At September 30, 2008, the cumulative one-year gap for the Bank was negative, or liability sensitive, $89.7 million. At September 30, 2008, the cumulative five-year gap for the Bank was positive $31.9 million. A positive gap means that assets would reprice faster than liabilities if interest rates changed, while interest-bearing liabilities reprice faster than assets in a negative gap position. The Bank’s gap is within policy limits which were established to reduce the adverse impact on earnings which movements in interest rates can cause. Intense competition in the Bank’s markets continues to pressure quality loan rates downward while conversely pressuring deposit rates upward. Table Nine demonstrates how the relationship between interest-bearing assets and interest-bearing liabilities was calculated for September 30,2008.

Table Nine

	Distribution of Interest-Earning Assets and Interest- Bearing Liabilities Repricing Schedule as of September 30, 2008 (Amounts in thousands)
	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Interest Earning Assets
Due From Banks	$465	$—	$—	$465
Investment Securities*	—	2,500	51,739	54,239
FHLB Stock	2,320	—	—	2,320
Loans**	285,201	71,768	3,973	360,942

Total	$287,986	$74,268	$55,712	$417,966

Interest Bearing Liabilities
NOW Accounts	$20,918	$—	$—	$20,918
Savings & MMIA	73,476	—	—	73,476
Time Deposits: $100 & >	80,393	3,414	—	83,807
Time Deposits: <$100m	158,517	5,040	—	163,557
Repurchase Agreements	2,656	—	—	2,656
Other Borrowed Funds ***	41,693	—	—	41,693

Total	$377,653	$8,454	$—	$386,107

Period Gap	$(89,667)	$65,814	$55,712	$31,859

Cumulative Gap	$(89,667)	$(23,853)	$31,859

Period Gap Ratios:
Interest Sensitive Assets to Interest Sensitive Liabilities	(76.0)%	878.5%	0.0%

Cumulative Gap Ratios:
Interest Sensitive Assets to Interest Sensitive Liabilities	(76.0)%	93.8%	108.3%

	3 Months & Less	Over 3 Months to 12 Months	Over One Year	Total
Time Deposits
$100,000 and Greater	$26,970	$53,423	$3,414	$83,807

*	—Amortized Cost
**	—Excludes deferred loan fees of $390 thousand.
***	—Includes demand notes issued to the U.S. Treasury net of investment in FSBS Capital Trust of $155 thousand, and subordinated debt.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or the maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 53.9% of total assets at September 30, 2008. Brokered deposits provide a source of liquidity outside the Bank’s service area, however only banks that meet the FDIC definition of well capitalized are able to use brokered funds without limitations. At September 30, 2008 brokered deposits totaled $108.9 million and were equal to 24.7% of total assets. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta, and the Bank’s borrowings from that institution totaled $36.4 million at the end of the nine month period ending September 30, 2008. These borrowings were made on a fixed rate credit basis and a daily rate credit basis (see Note-4 to the consolidated financial statements included in this Form 10-Q). At September 30, 2008 the Company had qualifying collateral with the FHLB of $51.111 million with a remaining availability of $14.711 million. The Bank also has $14.0 million available through lines of credit with other banks as an additional source of liquidity. Management believes that the Bank’s overall liquidity sources are adequate to meet its operating needs.

We are reviewing the information regarding the TARP program and evaluating our options with respect to impact of application to the TARP program and acceptance of Treasury funds through the program.

Capital Resources

The most significant contributors to the difference between Tier 1 Capital between the Company and the Bank at September 30, 2008, are the $5 million Trust Preferred issuance proceeds, considered Tier 1 Capital at the holding company level and Tier 2 Capital at the bank level, the $1.829 million received from the exercise of stock options, which is in compliance with the Board’s intention to keep at this time that amount of capital at the holding company level, and $93 thousand of amortized issuance costs.

The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum capital ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institutions regulatory authorities are required to implement prescribed “prompt corrective action” upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. At September 30, 2008 the Company and the Bank met all of their applicable capital requirements.

The Bank’s and Company’s September 30, 2008 capital ratios are presented in the following table, compared with the “well capitalized” and minimum ratios under the FDIC regulatory definitions and guidelines:

	Actual		For Capital Adequacy Purposes Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions Minimum
The Bank
As of September 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)	$48,172	12.79%	$30,131	8.00%	$37,664	10.00%
Tier I Capital
(To Risk Weighted Assets)	$39,172	10.40%	$15,066	4.00%	$22,598	6.00%
Tier I Capital
(To Average Assets)	$39,172	9.13%	$17,154	4.00%	$21,442	5.00%

The Company	Actual		Minimum
As of September 30, 2008	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)	$50,007	13.27%	$30,144	8.00%
Tier I Capital
(To Risk Weighted Assets)	$45,907	12.18%	$15,072	4.00%
Tier I Capital
(To Average Assets)	$45,907	11.24%	$16,340	4.00%

Off-Balance Sheet Arrangements

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specific period of time. At September 30, 2008, the Bank had issued commitments to extend credit of $84.8 million through various types of lending arrangements. Of these commitments, 70.3%, or $59.6 million, expire within one year, and 29.7%, or $25.2 million, expiring in more than one year. Past experience indicates that many of these commitments to extend credit will expire unused.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on the credit evaluation of the borrower. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	T - Controls and Procedures

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

PART II—OTHER INFORMATION

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

First South Bancorp, Inc.

November 13, 2008	/s/ Barry L. Slider
Barry L. Slider, President and CEO

/s/ V. Lewis Shuler
V. Lewis Shuler, Executive Vice President
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications